Form 10-Q
period 1995-04-01
BEN & JERRYS HOMEMADE INC
filed 1995-05-12
CIK 768384

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:             Commission File Number:
          April 1, 1995                 0-13544


               BEN & JERRY'S HOMEMADE, INC.
     (Exact name of registrant as specified in its charter)


     VERMONT                       03-0267543
     (State of incorporation)      (I.R.S. Employer Identification No.)


     Duxtown Commercial Plaza
     Junction of Rts 2 & 100
     North Moretown, Vermont                      05660
     (Address of principal executive offices)     (Zip code)


     Registrant's telephone number, including area code:

                    (802) 244-6957


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X     NO

     Indicate the number of shares outstanding of each of the
classes of common stock outstanding as of the latest practicable
date.   6,241,516 shares of Class A Common Stock and 926,337 shares of Class B Common Stock outstanding as of May 5, 1995.

                               INDEX



     PART I: FINANCIAL INFORMATION

          Condensed Balance Sheets
               April 1, 1995 and December 31, 1994

          Condensed Statement of Income
               Thirteen weeks ended April 1, 1995
               and March 26, 1994

          Condensed Statement of Cash Flows
               Thirteen weeks ended April 1, 1995
               and March 26, 1994

          Notes to Condensed Financial Statements

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     PART II: OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K


     SIGNATURES

     Exhibit 1

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                          (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. INVENTORIES
Inventories consisted of the following:

                                                   April 1,   December 31,
                                                     1995         1994
  Ice cream, frozen yogurt and ingredients      $13,527,137   $12,394,915
  Paper goods                                       587,958       486,216
  Food, beverage and gift items                     366,504       581,441
   Total                                        $14,481,599   $13,462,572

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                            April 1,   December 31,
                                             1995         1994
  Trade accounts payable                  $ 8,155,837  $ 5,075,238
  Accrued expenses                          3,196,298    2,626,690
  Accrued construction costs                2,905,000    2,975,000
  Accrued payroll and related costs         1,630,446    1,606,767
  Accrued promotional costs                 1,740,713    1,579,911
  Other                                        41,232       51,336
   Total                                  $17,669,526  $13,914,972




     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Results of Operations

   The following table shows certain items as a percentage of net sales which are included in the Company's Condensed Statement of Income and the percentage increase (decrease) of such items as compared to the indicated prior period.

                               Percentage of Net Sales   Period-to-Period
                                  Thirteen Weeks         Increase (Decrease)
                                     Ended                 Thirteen Weeks
                              April        March            1995 Compared
                              1, 1995      26, 1994            To 1994
 Net Sales                     100.0%        100.0%              6.3%
 Cost of Sales                  71.6%         75.2%              1.2%
 Gross Profit                   28.4%         24.8%             21.5%
 Selling, general and
   administrative expenses      24.4%         20.4%             26.7%
 Operating income                4.0%          4.4%             (2.6%)
 Other income(expense)            .5%          0.2%            150.9%
 Income before income taxes      4.5%          4.6%              4.5%
 Income taxes                    1.8%          1.8%              7.8%
 Net Income                      2.7%          2.8%              2.4%

Thirteen Weeks Ended April 1, 1995 and March 26, 1994

Net Sales
      Net sales of $34.2 million for the thirteen weeks ended April
1, 1995 were up  6.3% from the same period in 1994.    This increase
resulted from a combination of both volume and price increases of the Company's pint and novelties sales during this quarter. Total pint sales accounted for approximately 4% of the increase in net sales for the period. Pint volume increased 3% primarily due to a full quarter of sales of the Company's new "Smooth, No Chunks" line which was introduced nationally during the months of March through May 1994.In addition a 3.7% price increase on packaged pints effective in March 1995 contributed 1% to the increase in net sales in the first thirteen weeks of 1995. The Company's reformulated repackaged peace pop novelty sales accounted for the remaining 2.3% increase in net sales.

      Pint sales represented 90% of total net sales in the first quarter of 1995 as compared to 92% for the same period in 1994.
Net sales of 2.5 gallon bulk containers represented approximately 5% of total net sales in the first quarters of 1995 and 1994. Net sales of novelty products accounted for approximately 4% of total net sales during this period in 1995 compared to 2% in 1994. Net sales from the Company's retail stores represented 1% of total net sales in the first quarters of 1995 and 1994.

Cost of Sales

      Cost of sales in the first quarter of 1995 increased approximately $.3 million or 1% over the same period in 1994 and overall gross profit as a percentage of net sales increased from 24.8% in 1994 to 28.4% in 1995. The higher gross profit as a percentage of net sales reflects improvements in manufacturing efficiencies, production planning and inventory management as well as less product being manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, at its plant in Fort Wayne, Indiana. In the first quarter of 1995 approximately 27% of the packaged pints manufactured were manufactured at the Edy's plant as compared to 42% in the first quarter of 1994.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 26.7% from $6.6 million in the first quarter of 1994 to $8.3 million in
1995.   Selling, general and administrative expenses as a percentage
of net sales  increased from 20% in 1994 to 24% in 1995.   This
increase reflects the Company's strengthening of its organizational infrastructure over the past year plus the timing of certain promotional and marketing expenditures in the first quarter that had been spread more evenly over the entire year in 1994.

Other Income (Expense)

      Other income (expense)-net increased during the first
quarter of 1995 as compared to 1994.   Other income includes
interest and dividend income which increased from $220,000 in 1994 to $360,000 in 1995. This increase is a result of higher interest rates and increased investment balances due to the receipt of the second installment of $15,000,000 from the issuance of $30,000,000 Series A and B Senior Notes in March 1994, pending their use in the
Company's business.    Net interest expense decreased  due to the
capitalization of interest as part of the cost of the new plant currently under construction in St. Albans, Vermont.



Income Taxes

      Income taxes increased approximately $45,000 reflecting the increase in income as well as an effective rate of 40% in 1995 compared to an effective rate of 39% in the prior year.


Net Income

      As a result of the foregoing, net income for the first quarter of 1995 was slightly above that for the first quarter of 1994. Net income decreased to 2.7% of net sales in the first quarter of 1995 from 2.8% in 1994. Net income per share was $.13 per share for the first quarter of 1995 and 1994.



Liquidity and Capital Resources

      The Company's working capital at April 1, 1995 was approximately $39.3 million as compared to $37.5 million at December 31, 1994. This $1.8 million increase was due primarily to increases in accounts receivable, inventories and increases in cash and cash equivalents partially offset by increases in accounts payable.

      Net cash provided by operations in the first quarter of 1995
was approximately $2.8 million.   In addition, approximately $3.4
million was used for net additions to property, plant and equipment, primarily for the new plant currently being constructed in St. Albans, Vermont. Funds were provided by operations, cash and investments existing at December 31, 1994. All of this resulted in a increase to cash and cash equivalents of $2 million since December 31, 1994 and a decrease in investments of $2.7 million.

      Inventories have increased since December 1994 from $13.5 million to $14.5 million at April 1, 1995.

      During the second quarter of 1989, the Company entered into a manufacturing and warehouse agreement with Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, Inc., to manufacture product at Edy's plant in Fort Wayne, Indiana in accordance with specifications and quality control provided by the Company and using dairy products from Vermont. In September 1994 the Company amended this agreement to extend the period for an additional two years expiring September 1995. The agreement specifies certain minimum quantities which the Company is obligated to purchase, which represented approximately 1.1 million gallons or $8 million in future commitments at April 1, 1995. The agreement also specifies certain maximum quantities which the Company may require Edy's to manufacture. This agreement assists the Company in meeting its current and near-term expected demand. Because per unit manufacturing costs are higher under this agreement than at the Company's plants, the Company expects this agreement to continue to have an adverse impact on its gross profit as a percentage of net sales throughout the term of this agreement.

      In October 1992, the Company began construction of the new plant in St. Albans, Vermont. The cost of building and equipping the new plant is currently estimated to be approximately $40 million, of which $34.8 million has been spent to date ($2.7 million in the first quarter of 1995). Construction is currently scheduled to be completed in the latter part of 1995.

      In addition to the New Plant, the Company anticipates 1995 capital expenditures of approximately $5 million of which $.7 million was spent in the first quarter of 1995. These projects include equipment upgrades in the Waterbury and Springfield plants.

      Management believes that internally generated funds, cash currently on hand, investments held in marketable securities
(pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

      The Company also has existing $20,000,000 aggregate lines of credit with The First National Bank of Boston and Key Bank (which recently acquired the Bank of Vermont). These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1995, with interest at either banks' Base Rate or the Eurodollar rate plus 1.25%. As of May 12, 1995, there have been no borrowings under these line of credit agreements.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - Exhibit (1)  Statement Re:  Computation of
Per Share Earnings
      (b) No reports on Form 8-K were filed during the quarter ended April 1, 1995, for which this report is filed.



                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                      BEN & JERRY'S HOMEMADE, INC.



                                      BY:  Frances Rathke
                                      Frances Rathke, Treasurer
                                      and Principal Financial Officer

DATE:  May 12, 1995