Form 10-Q
period 1995-07-01
BEN & JERRYS HOMEMADE INC
filed 1995-08-07
CIK 768384

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:             Commission File Number:
          July 1, 1995                  0-13544


               BEN & JERRY'S HOMEMADE, INC.
(Exact name of registrant as specified in its charter)


     VERMONT                       03-0267543
     (State of incorporation)      (I.R.S. Employer Identification No.)


     Duxtown Commercial Plaza
     Junction of Rts 2 & 100
     North Moretown, Vermont                      05660
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

               YES   X     NO

     Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,252,902 shares of Class A Common Stock and 923,601 shares of Class B Common Stock outstanding as of July 27, 1995.



                                         INDEX



     PART I: FINANCIAL INFORMATION

          Consolidated Balance Sheets
               July 1, 1995 and December 31, 1994

          Consolidated Statement of Income
               Thirteen and twenty-six weeks ended
               July 1, 1995 and June 25, 1994

          Consolidated Statement of Cash Flows
               Twenty-six weeks ended July 1, 1995
               and June 25, 1994

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     PART II: OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of
               Security Holders

          Item 6-Exhibits and Reports on Form 8-K


     SIGNATURES

     BEN & JERRY'S HOMEMADE, INC
           NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

                          (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. INVENTORIES
    (In thousands)
                                                July 1,    December 31,
                                                1995       1994

     Ice cream, frozen yogurt and ingredients   $14,109     $12,395
     Paper goods                                    617         486
     Food, beverage and gift items                  204         582
                                                $14,930     $13,463

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (In thousands)
                                                 July 1,   December 31,
                                                 1995      1994

     Trade accounts payable                      $9,986     $ 5,075
     Accrued expenses                             6,204       2,627
     Accrued construction costs                   2,434       2,975
     Accrued payroll and related costs            1,695       1,607
     Accrued promotional costs                    2,971       1,580
     Other                                          235          51
                                                $23,525     $13,915


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated
Statement of Income and the percentage increase (decrease) of such items as compared to the prior period;

                            Percentage of Net Sales                 Percentage Increase(Decrease)
                        Thirteen Weeks            Twenty-Six Weeks   1995 Compared to 1994
                            Ended                      Ended        Thirteen Weeks   Twenty-Six Weeks
                        July 1,      June 25,   July 1,   June 25,  Ended            Ended
                          1995          1994      1995       1994
   Net sales            100.0%       100.0%     100.0%    100.0%      5.6%               5.9%
   Cost of sales         68.6%        72.8%      69.9%     73.9%     -0.5%               0.3%

   Gross profit          31.4%        27.2%      30.1%     26.1%     22.0%              21.8%
   Selling, general and
     administrative
     expenses            24.5%        24.3%      24.4%     22.5%      6.7%              14.3%

   Operating income       6.9%         2.9%       5.7%      3.6%    148.0%              69.1%

   Other income(expense) -0.5%       - 0.0%      -0.2%      0.0%   1361.4%            -381.1%

   Income before
     income taxes         6.4%         2.9%       5.5%      3.6%    131.5%              60.1%
   Income taxes           2.5%         1.1%       2.2%      1.4%    131.7%              62.4%

   Net Income             3.8%         1.8%       3.3%      2.2%    131.4%              58.9%


Thirteen Weeks Ended July 1, 1995 and June 25, 1994

Net Sales

      Net sales for the thirteen weeks ended July 1, 1995 increased 5.6% to $42.9 million compared to $40.7 million for the same period in 1994. Each of the major product catogories had modest increase in unit volume. This volume increase was combined with an increase in the price of pints sold to distributors by 3.7% effective in March, 1995. The pints category realized the most significant growth from the Company's new non-fat frozen yogurt line.

      Pint sales represented 82% of total net sales in the second
quarter of 1995 as compared to 84% in the same period in 1994.   Net
sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in the second quarter of 1995, compared to 8% in 1994. Net sales of novelty products accounted for approximately 7% of total net sales during this period in 1995 compared to 6% in 1994. Net sales from the Company's retail stores represented 2% of total net sales in the second quarter of 1995 and 1994.

Cost of Sales and Gross profit

      Cost of sales in the second quarter of 1995 decreased approximately $153,000 or 0.5% over the same period in 1994 and overall gross profit as a percentage of net sales was 31.4% in the second quarter of 1995 as compared to 27.2% in the comparable period last year.

      The higher gross profit percentage in the second quarter resulted from improved inventory management, lower raw material cost and improved production efficiencies. In addition, the improved gross profit reflects less product manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream. In the second quarter of 1995 approximately 20% of the packaged pints were manufactured at the Edy's plant as compared to 43% in the second quarter of 1994.



Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 6.7% to $10.5 million in the second quarter of 1995 from $9.9 million for the same period in 1994. Selling, general and administrative expenses were 24.5% of net sales in the second quarter of 1995 as compared to 24.3% for the comparable period last year. This increase reflects the overall strengthening of the organizational infrastructure in order to meet the challenges of growth and improved efficiency.

Interest Income and Interest Expense

      Interest income increased $127,000 in the second quarter of 1995 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense increased $353,000 in the second quarter of 1995 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant currently under construction in St. Albans, Vermont.






Income Taxes

      Income taxes increased approximately $612,000 primarily due to the increase in income as well as an effective rate of 39.5% in 1995 as compared with an effective rate of 39.4% in the prior year. The higher effective rate is primarily due to less tax-exempt interest income and decreases in other tax credits.

Net Income

      As a result of the foregoing, net income for the second quarter of 1995 increased 131% to $1,653,000 from $714,000 for the second quarter of 1994. Net income was 3.8% of net sales in the second quarter of 1995 compared to 1.8% in 1994. Net income per share increased 130% to $.23 per share for the second quarter of 1995 as compared to $.10 per share in the second quarter of 1994.



Twenty-Six  Weeks Ended July 1, 1995 and June 25, 1994

Net Sales

      Net sales for the twenty-six weeks ended July 1, 1995 increased 5.9% to $77.1 million compared to $72.8 million for the
same period in 1994.    Each of the major product catogories had
modest increase in unit volume. This volume increase was combined with an increase in the price of pints sold to distributors by 3.7% effective in March, 1995. The pints category realized the most significant growth from the Company's new non-fat frozen yogurt line.


      Pint sales represented 86% of total net sales in the first half of 1995 as compared to 87% for the same period in 1994. Net sales of 2 1/2 gallon bulk containers represented approximately 7% of total net sales for this period in 1995 and 1994. Net sales of novelties accounted for approximately 5% of total net sales during the first half of 1995 compared to 4% in 1994. Net sales from the Company's retail stores represented 2% of total net sales in the first half of 1995 and 1994.

Cost of Sales and Gross Profit

      Cost of sales in the first half of 1995 increased approximately $141,000 or 0.3% over the same period in 1994 and overall gross profit as a percentage of net sales was 30.1% in 1995 as compared to 26.1% for the comparable period in 1994. The higher gross profit percentage in the first half of 1995 is due to improved inventory management, lower raw material costs and improved
production efficiencies.   In addition the improved gross profit
reflects less product manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream. In the first half of 1995 approximately 23% of the packaged pints manufactured by the Company were produced by Edy's as compared to 43% for the same period in 1994.


Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 14% to $18.9 million for the first six months of 1995 from $16.4 million for the same period in 1994. Selling, general and administrative expenses were 24.4% of net sales for the first six months of 1995 as compared to 22.6% for the same period last year. This increase primarily reflects strengthening of the Company's organizational infrastructure in order to prepare for increased growth.

Interest Income and Interest Expense

      Interest income increased $266,000 for the first six months of 1995 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense increased $304,000 for the first six months 1995 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant currently under construction in St. Albans, Vermont.


Income Taxes

      Income taxes increased $650,000 primarily reflecting the increase in income as well as an effective rate of 39.7% in 1995 as compared with an effective rate of 39.4% in the prior year. The higher effective rate is primarily due to less tax-exempt interest income and decreases in other tax credits.

Net Income

      As a result of the foregoing, net income for the first half of 1995 increased 59% to $2.6 million from $1.6 million for the same period in 1994. Net income was 3.3% of net sales in the first half of 1995 compared to 2.2% for the same period in 1994. Net income per share increased 57% to $.36 per share for the first half of 1995 as compared to $.23 per share for the same period in 1994.

Liquidity and Capital Resources

      The Company's working capital at July 1, 1995 was approximately $41.5 million as compared to $37.5 million at December 31, 1994. This $4 million increase was primarily due to increases in accounts receivable, inventories and cash and cash equivalents, partially offset by increased accounts payable.

      As of July 1, 1995 the Company had $25.1 million of cash and cash equivalents, an increase of $4.3 million since December 31, 1994. Net cash provided by operations in the first half of 1995 was
approximately $6.1 million.   In addition, approximately $5.5
million was used for net additions to property, plant and equipment, primarily for the new plant currently under construction in St. Albans, Vermont. Funds were provided by cash from operations and cash and investments available at December 31, 1994.

      Since December 31, 1994 trade receivables, inventory, accounts payable and accrued expenses have increased $8.2 million, $1.5 million, and $9.6 million respectively. These increases reflect the seasonality of the Company's net sales and production requirements.

      During the second quarter of 1989, the Company entered into a manufacturing and warehouse agreement with Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, Inc., to manufacture product at Edy's plant in Fort Wayne, Indiana in accordance with specifications and quality control provided by the Company and provisions requiring the use of dairy products from Vermont. This agreement expires in September 1995. The agreement specifies certain minimum quantities which the Company is obligated to purchase, which represented approximately 437,000 gallons or $3 million in future commitments at July 1, 1995. The agreement also specifies certain maximum quantities which the Company may require Edy's to manufacture. This agreement assists the Company in meeting its current and near-term expected demand. Because per unit manufacturing costs are higher under this agreement than at the Company's plants, the Company expects this agreement to continue to have an adverse impact on its gross profit as a percentage of net sales throughout the term of this agreement.

      In October 1992, the Company began construction of a new plant in St. Albans, Vermont. The cost of building and equipping the New Plant is currently estimated to be approximately $40 million, of which $35.6 million has been spent to date ($3.5 million in the first half of 1995). Construction is currently scheduled to be completed in 1995, with the new plant fully operational in the latter part of 1995.

      In addition to the new plant, the Company anticipates 1995 capital expenditures of approximately $5 million of which $2.0 million was spent in the first half of 1995. These projects include equipment upgrades in the Waterbury and Springfield plants.

      Management believes that internally generated funds, cash currently on hand, investments held in marketable securities
(pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

      The Company also has an aggregate of $20,000,000 lines of
credit with The First National Bank of Boston and Key Bank.   These
are unsecured agreements providing for borrowings from time to time, expiring September 29, 1995, with interest at either banks' Base Rate or the Eurodollar rate plus 1.25%. As of August 4, 1995, there have been no borrowings under these line of credit agreements.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 1995 Annual Meeting of Stockholders was held on Saturday, June 24, 1995. The stockholders voted to (1) elect nine members of the Board of Directors to serve for the next year;
(2) approve the adoption of the 1995 Equity Incentive Plan; (3) approve the amendment to the Articles of Incorporation to provide for protection for directors from exposure to monetary liability in certain circumstances; (4) approve the amendment to the Employee Stock Purchase Plan to increase the maximum annual number of shares which may be purchased by any individual employee in any calendar year; (5) approve the adoption of the 1995 Non-Employee Director's Plan for Stock in Lieu of Directors' Cash Retainer; (6) ratify the appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1995.

(1)   The tabulation of votes for the nominees for directors were as follows:
                                     For              Abstain
     Elizabeth Bankowski          12,839,604           77,377
     Merritt C. Chandler          12,832,052           84,929
     Ben Cohen                    12,840,323           76,658
     Jeffrey Furman               12,838,067           78,914
     Jerry Greenfield             12,846,551           70,430
     Robert Holland Jr.           12,845,118           71,863
     Fred Lager                   12,845,310           71,671
     Frederick A. Miller          12,838,912           78,069
     Henry Morgan                 12,842,435           74,546

(2) The vote on the adoption of the 1995 Equity Incentive Plan was 9,908,753 for; 364,582 against; with 2,643,646 abstaining.

(3) The vote on the the amendment to the Articles of Incorporation to provide for protection for directors from exposure to monetary liability in certain circumstances was 12,608,207 for; 160,815 against; with 147,959 abstaining.

(4) The vote on the amendment to the Employee Stock Purchase Plan was 10,874,502 for; 106,206 against; with 1,936,273 abstaining.

(5) The vote on the adoption of the 1995 Non-Employee Director's Plan for Stock in Lieu of Directors' Cash Retainer was 10,321,070 for; 129,943 against; with 2,465,968 abstaining.

(6) The vote on the appointment of the Company's independent accountants was 12,494,417 for; 66,366 against; with 356,198 abstaining.
             ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit (11) Statement Re: Computation of Per Share
Earnings
         Exhibit (10.29) 1995 Equity Incentive Plan
         Exhibit (10.20.1) Amendment to the Employee Stock
Purchase Plan
         Exhibit (10.30) Non-Employee Director's Plan for Stock in
Lieu of Directors'                   Cash Retainer
         Exhibit (3.1.3) Amendment to Articles of Association
              Exhibit (27) Financial Data Schedules

   (b) No reports on Form 8-K were filed during the quarter ended July 1, 1995, for which this report is filed.



                       SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                      BEN & JERRY'S HOMEMADE, INC.



DATE:  August 7, 1995                 BY: /s/Frances Rathke
                                      Frances Rathke, Chief Financial Officer
                                      And Secretary/Treasurer