Form 10-Q
period 1995-09-30
BEN & JERRYS HOMEMADE INC
filed 1995-11-14
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:             Commission File Number:
          September 30, 1995                 0-13544


               BEN & JERRY'S HOMEMADE, INC.
                  (Exact name of registrant as specified in its charter)


     VERMONT                       03-0267543
     (State of incorporation)           (I.R.S. Employer Identification No.)


     Duxtown Commercial Plaza
     Junction of Rts 2 & 100
     North Moretown, Vermont                      05660
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

               YES   X     NO

     Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,257,954 shares of Class A Common Stock and 919,549 shares of Class B Common Stock outstanding as of November 7, 1995.









                               INDEX



     PART I: FINANCIAL INFORMATION

          Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994

          Consolidated Statement of Income
               Thirteen and thirty-nine weeks ended
               September 30, 1995 and September 24, 1994

          Consolidated Statement of Cash Flows
               Thirty-nine weeks ended September 30, 1995
               and September 24, 1994

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

2. INVENTORIES
    (In thousands)
                                                    September 30,  December 31,
                                                            1995          1994

          Ice cream, frozen yogurt and ingredients       $12,358       $12,395
          Paper goods                                        684           486
          Food, beverage and gift items                      530           582
                                                         $13,572       $13,463

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (In thousands)
                                                 September 30,     December 31,
                                                         1995             1994
          Trade accounts payable                     $  6,798          $ 5,075
          Accrued expenses                              7,003            2,627
          Accrued construction costs                    1,728            2,975
          Accrued payroll and related costs             1,744            1,607
          Accrued promotional costs                     2,154            1,580
          Other                                           100               51
                                                      $19,527          $13,915








          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statement of Income and the percentage increase (decrease) of such items as compared to the prior period:

                                   Percentage of Net Sales                 Percentage Increase (Decrease)
                              Thirteen Weeks    Thirty-Nine Weeks               1995 Compared to 1994
                                    Ended           Ended                 Thirteen Weeks  Thirty-nine Weeks
                             Sept 30, Sept 24,  Sept 30, Sept 24,               Ended             Ended
                                 1995     1994      1995     1994
  Net sales                    100.0%   100.0%    100.0%   100.0%                1.4%              4.2%
  Cost of sales                 69.0%    71.1%     69.6%    72.8%               -1.6%             -0.4%

  Gross profit                  31.0%    28.9%     30.4%    27.2%                8.9%             16.6%
  Selling, general and
    administrative expenses     21.6%    23.3%     23.3%    22.9%               -6.1%              6.4%

  Operating income               9.4%     5.6%      7.1%     4.3%               72.2%             70.6%

  Other income(expense)         -0.3%     0.3%     -0.2%    -0.0%               19.8%           -402.5%

  Income before income taxes     9.1%     5.3%      6.9%     4.3%               74.6%             66.9%
  Income taxes                   3.5%     2.1%      2.7%     1.7%               68.9%             65.5%

  Net Income                     5.6%     3.2%      4.2%     2.6%               78.4%             67.9%

Thirteen Weeks Ended September 30, 1995 and September 24, 1994

Net Sales

      Net sales for the thirteen weeks ended September 30, 1995 increased 1.4% to $45.4 million compared to $44.8 million for the same period in 1994. Pint volume decreased 5.3% compared to the same period in 1994. The Company believes this decrease is consistent with the recent performance in the super premium category overall excluding sorbets. This volume decrease was offset by a 3.7% price increase of pints sold to distributors that went into effect in March, 1995. Both the novelty and 2 1/2 gallon bulk container product categories had modest increases in unit volume.

      Pint sales represented 80% of total net sales in the third quarter of
1995 and 1994.   Net sales of 2 1/2 gallon bulk containers represented
approximately 9% of total net sales in the third quarter of 1995, compared to 10% in 1994. Net sales of novelty products accounted for approximately







7% of total net sales during this period in 1995 and 1994. Net sales from the Company's retail stores represented 4% of total net sales in the third quarter of 1995 compared to 3% in 1994.

Cost of Sales and Gross profit

      Cost of sales in the third quarter of 1995 decreased approximately $511,000 or 1.6% from the same period in 1994 and overall gross profit as a percentage of net sales was 31.0% in the third quarter of 1995 as compared to 28.9% in the comparable period last year.

      The higher gross profit percentage in the third quarter resulted from the price increase combined with improved inventory management and production efficiencies. In addition, the improved gross profit reflects less product manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, resulting from the transfer of production to the Company's new manufacturing facility in St. Albans, Vermont. In the third quarter of 1995 approximately 14% of the packaged pints were manufactured at the Edy's plant as compared to 41% in the third quarter of 1994.


Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased 6.1% to $9.8 million in the third quarter of 1995 from $10.4 million for the same period in 1994. Selling, general and administrative expenses were 21.6% of net sales in the third quarter of 1995 as compared to 23.3% for the comparable period last year. This decrease is primarily attributable to the marketing and sales spending incurred in 1994 for the launch of the new "Smooth, No Chunks" line.

Interest Income and Interest Expense

      Interest income increased $203,000 in the third quarter of 1995 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense increased $400,000 in the third quarter of 1995 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant in St. Albans, Vermont.





 Income Taxes

      Income taxes increased approximately $658,000 primarily due to the increase in income partially offset by a decrease in the effective rate to







39.0% in 1995 as compared with an effective rate of 40.3% in the prior year. The lower effective rate is primarily due to tax credits.


Net Income

      As a result of the foregoing, net income for the third quarter of 1995 increased 78.4% to $2,525,000 from $1,415,000 for the third quarter of 1994. Net income was 5.6% of net sales in the third quarter of 1995 compared to 3.2% in 1994. Net income per share increased 75% to $.35 per share for the third quarter of 1995 as compared to $.20 per share in the third quarter of 1994.



Thirty-Nine  Weeks Ended September 30, 1995 and September 24, 1994

Net Sales

      Net sales for the thirty-nine weeks ended September 30, 1995 increased 4.2% to $122.5 million compared to $117.6 million for the same
period in 1994.   Pint volume decreased 2.0% compared to the same period in
1994. The Company believes this decrease is consistent with the recent performance in the super premium category overall excluding sorbets. This volume decrease was offset by a 3.7% price increase of pints sold to distributors that went into effect in March, 1995. Each of the other major product categories had modest increases in unit volume.


      Pint sales represented 83% of total net sales in the first three quarters of 1995 as compared to 84% for the same period in 1994. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in the first three quarters of 1995 and 1994. Net sales of novelties accounted for approximately 6% of total net sales during the first three quarters of 1995 compared to 5% in 1994. Net sales from the Company's retail stores represented 3% of total net sales in the first three quarters of 1995 and 1994.




Cost of Sales and Gross Profit

      Cost of sales in the first three quarters of 1995 decreased approximately $370,000 or 0.4% from the same period in 1994 and overall gross profit as a percentage of net sales was 30.4% in 1995 as compared to 27.2% for the comparable period in 1994. The higher gross profit percentage in the first three quarters of 1995 is due to the price increase effective in March 1995 combined with improved inventory management and
production efficiencies.   In addition the improved gross profit reflects







less product manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, resulting from the transfer of production to the Company's new manufacturing facility in St. Albans, Vermont. In the first three quarters of 1995 approximately 19% of the packaged pints manufactured by the Company were produced by Edy's as compared to 42% for the same period in 1994.


Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 6.4% to $28.6 million for the first nine months of 1995 from $26.9 million for the same period in 1994. Selling, general and administrative expenses were 23.3% of net sales for the first nine months of 1995 as compared to 22.9% for the
same period last year.   This increase primarily reflects strengthening of
the Company's infrastructure in order to prepare for increased growth, offset by the decrease in marketing and sales spending incurred in 1994 for the launch of the new "Smooth, No Chunks" line.

Interest Income and Interest Expense

      Interest income increased $468,000 for the first nine months of 1995 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense increased $702,000 for the first nine months 1995 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant in St. Albans, Vermont.


Income Taxes

      Income taxes increased $1,310,000 primarily reflecting the increase in income partially offset by a decrease in the effective rate to 39.4% in 1995 as compared with an effective rate of 39.7% in the prior year. The lower effective rate is primarily due to tax credits.


Net Income

      As a result of the foregoing, net income for the first three quarters of 1995 increased 68% to $5.1 million from $3.0 million for the same period in 1994. Net income was 4.2% of net sales in the first three quarters of 1995 compared to 2.6% for the same period in 1994. Net income per share increased 69% to $.71 per share for the first three quarters of 1995 as compared to $.42 per share for the same period in 1994.


Liquidity and Capital Resources

      The Company's working capital at September 30, 1995 was approximately $45.6 million as compared to $37.5 million at December 31, 1994. This $8.1 million increase was primarily due to increases in accounts receivable, cash and cash equivalents, partially offset by increased accounts payable.

      As of September 30, 1995 the Company had $34.3 million of cash and cash equivalents, an increase of $13.5 million since December 31, 1994. Net cash provided by operations in the first nine months of 1995 was
approximately $15.6 million.   In addition, approximately $6.6 million was
used for additions to property, plant and equipment, primarily for the new plant in St. Albans, Vermont.

      Since December 31, 1994 trade receivables, accounts payable and accrued expenses have increased $3.5 million, and $5.6 million respectively. These increases reflect the seasonality of the Company's net sales and production requirements.

      During the second quarter of 1989, the Company entered into a manufacturing and warehouse agreement with Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, Inc., to manufacture product at Edy's plant in Fort Wayne, Indiana in accordance with specifications and quality control provided by the Company and provisions requiring the use of dairy products from Vermont. This agreement expired in September 1995. This agreement assisted the Company in meeting its demand prior to and during the construction period of the Company's new plant in St. Albans, Vermont. Because per unit manufacturing costs were higher under this agreement than at the Company's plants, as expected, this agreement had an adverse impact on its gross profit as a percentage of net sales throughout the term of this agreement.

      In October 1992, the Company began construction of a new plant in St. Albans, Vermont. The cost of building and equipping the New Plant is currently estimated to be approximately $40 million, of which $37.0 million has been spent to date ($5.0 million in the first nine months of 1995). Construction is currently scheduled to be completed in 1995, with the new plant fully operational in the latter part of 1995.

      In addition to the new plant, the Company anticipates 1995 capital expenditures of approximately $3.0 million of which $1.6 million was spent in the first nine months of 1995. These projects include equipment upgrades in the Waterbury and Springfield plants.

      Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

      The Company also had an aggregate of $20,000,000 of lines of credit
with The First National Bank of Boston and Key Bank.   These were unsecured
agreements providing for borrowings from time to time, with interest at either banks' Base Rate or the Eurodollar rate plus 1.25%. These agreements expired September 29, 1995. The Company's management expects these agreements to be renewed and negotiations with the banks are in progress. As of November 10, 1995, there have been no borrowings under these line of credit agreements.




































      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedules
           Exhibit (3.2.2) By-laws as amended

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995, for which this report is filed.



































 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                     BEN & JERRY'S HOMEMADE, INC.







DATE: November 13, 1995              BY: /s/Frances Rathke
                                     Frances Rathke, Chief Financial Officer
                                     And Secretary/Treasurer