Form 10-K405
period 1995-12-30
BEN & JERRYS HOMEMADE INC
filed 1996-03-28
CIK 768384

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 1995

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________
                         Commission File Number 0-13544

                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)

Vermont                                   03-0267543
(State of incorporation)                  (I.R.S. Employer Identification No.)

115 Kimball Avenue
South Burlington, Vermont                 05403
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: 802-651-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

     Class A Common Stock, $.033 par value per share
     Class B Common Stock, $.033 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes x         No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (225.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            Yes  x     No

     The  aggregate  market  value of the  Company's  Class A and Class B Common
Stock  held  by  non-affiliates   was  approximately   $_________  and  $_______
respectively, at March 8, 1996.

     At March 8, 1996, 6,272,646 shares of the Company's Class A Common Stock and 911,963 shares of the Company's Class B Common Stock were outstanding.

Page 1 of 150 pages.  Exhibit Index appears on page 38.

                          BEN & JERRY'S HOMEMADE, INC.

                          1995 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                                         Page

Item 1.           Business.................................................1

Item 2.           Properties..............................................15

Item 3.           Legal Proceedings.......................................16

Item 4.           Submission of Matters to Vote of Security Holders.......16

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................17

Item 6.           Selected Financial Data.................................18

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................19

Item 8.           Financial Statements and Supplementary Data.............27

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................27

Item 10.          Directors and Executive Officers of the Company.........28

Item 11.          Executive Compensation..................................31

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management..........................................33

Item 13.          Certain Relationships and Related Transactions..........34

Item 14.          Exhibits, Financial Statements, and Financial
                  Statement Schedules, and Reports on Form 8-K............38









ITEM 1.   BUSINESS

Introduction

         Ben & Jerry's Homemade, Inc. (Ben & Jerry's or the "Company") is a leading manufacturer of super premium ice cream, frozen yogurt and sorbet in unique and regular flavors. The Company also manufactures ice cream novelty products, including Peace Pops. The Company uses natural ingredients in its products and believes that its gourmet-quality, "down home", made in Vermont image is a key element of its marketing strategy.

         The Company's products are currently distributed throughout the United States primarily through independent distributors. However, the Company's marketing resources are concentrated on certain target markets including New England, New York, the Mid- Atlantic region, Florida, Texas, the West Coast and selected other major markets, including the metropolitan Chicago and Denver areas. In 1995, approximately 79% of the sales of the Company's packaged pints were attributable to these target markets. The Company's products are also available in the United Kingdom.

         The Company currently markets 34 flavors in packaged pints, for sale primarily in supermarkets, grocery stores, convenience stores and other retail food outlets and over 50 flavors of its ice cream and frozen yogurt in bulk, primarily to restaurants and Ben & Jerry's franchised "scoop shops."

History and Philosophy of the Company

         The Company began active operations in May 1978, when Ben Cohen, now the Company's Chairperson, and Jerry Greenfield, now the Company's Vice Chairperson, opened a retail store in a renovated gas station in Burlington, Vermont. The store featured homemade ice cream made in an antique rock salt ice cream freezer. That ice cream parlor continues to make its own ice cream in the same freezer in a larger location in Burlington.

         The Company believes that, despite its growth, it has maintained a reputation for producing gourmet-quality, natural ice cream and for sponsoring or creating light-hearted promotions that foster an image as an independent socially conscious Vermont company.

         The Board of Directors of the Company has formalized its basic business philosophy by adopting a three part "mission statement" for Ben & Jerry's. The statement includes a "product mission," to "make, distribute and sell the finest quality all- natural ice cream"; an "economic mission," to "operate the Company on a sound financial basis...increasing value for our shareholders and creating career opportunities and financial rewards for our employees"; and a "social mission," to "operate the Company...[to] improve the quality of life of our employees and a broad community: local, national and international." Since 1988 the Company's Annual Report to Stockholders has contained a "social audit" on the Company's performance during the year.

         The Company contributed $768,000 to the Ben & Jerry's Foundation, Inc. for grants by the Foundation to charities, and directly to other charitable organizations for the year ended December 30, 1995. Under present Board policy, cash donations to The Ben & Jerry's Foundation and directly to other charitable organizations by the Company, are approximately 7.5% of income before income taxes. The amount of the Company's cash contribution is subject to review by the Board of Directors from time to time in light of the Company's cash needs, its operating results, existing conditions in the industry and other factors deemed relevant by the Board. See "The Ben & Jerry's Foundation."

         Ben & Jerry's maintains a special tie to the Vermont community in which it had its origins. The Company donates product to public events and community celebrations in the Vermont area. In 1994, the Company created a Community Action Team at each of the Company's five sites in Vermont. Each Community Action Team receives a portion of the 7.5% of pre-tax profits directed for philanthropy to make cash contributions to various organizations in Vermont. Each county in Vermont is covered by a Ben & Jerry's Community Action Team. Also, the Company, acting as agent, transfers funds to charitable organizations throughout Vermont derived from the sale of "factory seconds" to participating Vermont retail grocers.

         Ben & Jerry's has also taken actions intended to strengthen the Company's ability to remain an independent, Vermont-based company. Ben & Jerry's believes these actions are in the best interests of the Company, its stockholders, its employees and the Vermont community. See "Anti-Takeover Effects of Class B Common Stock and Preferred Stock".

         In 1991 the Company decided to pay not less than a certain minimum price for its dairy ingredients, other than yogurt cultures, to bring the price up to an amount based upon the average price for dairy products in certain prior periods. This commitment is part of an effort to foster the supply of Vermont dairy products and thereby also seek to maintain the long-term viability of the Company's source of supply of its principal dairy ingredients, against the marketplace background of a continuing trend of decreasing family dairy farms in Vermont. In early 1994 the Company's agreement with the St. Albans Cooperative Creamery was amended to include, as a condition for payment of the premium, an assurance from the St. Albans Cooperative Creamery that the milk and cream purchased by the Company will not come from cows that have been treated with rBST, a synthetic growth hormone approved by the FDA. The Company's premium policy has some adverse impact on its gross margin.

         In 1992, the Company became a signatory to the CERES Principals adopted by the Community for Environmentally Responsible Economies. The CERES Principles establish an environmental ethic with criteria by which investors and others can assess the environmental performance of companies. Ben & Jerry's is also a founding member of Businesses for Social Responsibility, Inc. ("BSR"), an organization in Washington, DC which promotes a concept of business profitability that includes environmental responsibility and social equity. Ben & Jerry's is also a member of the Vermont Business for Social Responsibility.

The Super Premium Ice Cream, Frozen Yogurt and Sorbet Market

         The packaged ice cream industry includes economy, regular, premium and super premium products. Super premium ice cream is generally characterized by a greater richness and density than other kinds of ice cream.

         This higher quality ice cream generally costs more than other kinds and is usually marketed by emphasizing quality, flavor selection, texture and brand image. Other types of ice cream are largely marketed on the basis of price.

         Super premium ice cream and super premium frozen yogurt and, more recently, super premium sorbet have become an important part of the frozen dessert industry. In response to the demand for lower fat, lower cholesterol products, the Company introduced its own super premium low fat frozen yogurt in 1992, and four non-fat frozen yogurt flavors in 1995. In February 1996, the Company commenced its introduction of six fat-free and cholesterol-free sorbet flavors.

         The Company believes, based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), that total annual U.S. sales in supermarkets at retail prices (defined as grocery stores with annual revenues of at least $2 million) of super premium ice cream, frozen yogurt, ice milk and sorbet were in excess of $443 million in 1995, compared with about $415 million in 1994, although unit volume declined about 1%. The IRI information also indicates that the super premium category, excluding sorbet, declined in volume about 6.6% from 1994. This was caused by a decline in sales of ice cream, combined with flat sales of low-fat frozen yogurt, partially offset by growth in non-fat product categories. In 1995 Ben & Jerry's increased its domestic market share of the super premium ice cream and frozen yogurt categories combined, as surveyed by IRI, although its domestic share of the super premium category overall declined, as Ben & Jerry's did not introduce its sorbet until 1996. All of the information in this paragraph is taken from IRI data.

Ben & Jerry's Super Premium Ice Cream, Frozen Yogurt and Sorbet

         Ben & Jerry's super premium ice cream is a high butterfat ice cream, with approximately 15% fat (excluding add-ins) and approximately 20% air content. Ben & Jerry's low fat frozen yogurt is a high quality frozen yogurt with approximately 2% fat (excluding add-ins) and approximately 20% air content. Of the Company's seven frozen yogurt flavors, two flavors are labeled low fat, a third flavor is not labeled low fat because it contains add-ins which increase the total fat content over the 3% fat level required by FDA labeling guidelines. The remaining four flavors in Ben & Jerry's frozen yogurt line are labeled non-fat. Ben & Jerry's non-fat frozen yogurt is a high quality frozen yogurt with approximately 0% fat and approximately 40% air content. The fat content of these products is derived mostly from the butterfat in cream but also from egg yolks (except for frozen yogurt). Ben & Jerry's frozen sorbet is a non-fat sorbet with approximately 20% air content. The sorbet line is manufactured with Vermont Pure(TM) Spring Water and conventionally and organically grown fruit. Pure cane sugar, beet sugar and corn syrup are the only sweeteners used. Ben & Jerry's frozen desserts contain no artificial ingredients or preservatives, although one of the candies used in two of Ben & Jerry's flavors does contain artificial flavoring. All other flavorings used by the Company include premium quality, unpreserved extracts and fruits, nuts, chocolates, liqueurs, cookies and candies. The dairy products in Ben & Jerry's frozen desserts are readily available from dairy cooperatives in Vermont. The various flavorings are readily available from multiple suppliers throughout the country.

         A number of Ben & Jerry's flavors are original creations of the Company, including Cherry Garcia(R), Doonesberry(R) (introduced in 1996), Chunky Monkey(R), Rainforest Crunch, White Russian(TM), Chubby Hubby(R), Chocolate Fudge Brownie and Chocolate Chip Cookie Dough, which has become the Company's most popular flavor.

         Ben & Jerry's license agreements include a license from the estate of Jerry Garcia formerly of the Grateful Dead rock group with respect to the Company's Cherry Garcia flavor; political cartoonist Garry Trudeau with respect to the Company's Doonesberry flavor of the new sorbet line of products; Wavy Gravy for the flavor Wavy Gravy; and The Kahlua Company for use of Kahlua(R) as flavoring in White Russian ice cream.

         The mix used by the Company in the production of Ben & Jerry's ice cream follows the original formula developed by Ben Cohen and Jerry Greenfield and consists of fresh cream, cane or beet sugar, non-fat milk solids, egg yolks and natural stabilizers. All of the Company's plants include mix batching facilities that enable Ben & Jerry's to manufacture its own ice cream mix for use at its plants. The automated mix batching equipment, together with a quality control lab, enhances the Company's ability to maintain consistent quality production. The Company purchases its dairy ingredients, except yogurt cultures, from the St. Albans Cooperative Creamery. The Company purchases cultured pasteurized milk mix from another Vermont dairy cooperative which is used for manufacture of its frozen yogurt products. The Company also purchases Vermont Pure(TM) Spring Water which is used to manufacture the Company's new sorbet products. The Company has designed and modified special machinery to insert large chunks of cookies and candies into its ice cream and frozen yogurt.

         The Company also makes ice cream novelty products, including stick pops, which Ben & Jerry's markets as Peace Pops(TM), and Brownie Bars commencing March, 1996.

Manufacturing

         The Company currently has a projected maximum manufacturing capacity at its own facilities of approximately 17.3 million gallons per year of packaged pints and 3.5 million gallons of bulk product contingent upon product mix and excluding novelty lines.

         The Company manufactures Ben & Jerry's super premium ice cream and frozen yogurt pints at its Waterbury, Vermont plant. The Company generally operates its Waterbury plant 2 shifts a day, six days a week. The Company manufactured approximately 4.6 million gallons at this facility in 1995.

         The Company's Springfield, Vermont plant is used for the production of ice cream novelties, bulk ice cream and frozen yogurt, and packaged pints and quarts. The plant produced approximately 1.1 million dozen novelties, 2.3 million gallons of bulk ice cream and frozen yogurt, packaged pints and quarts. In 1995, the Company generally operated the Springfield plant five to six days per week, either with one or two production shifts depending on the season.

         From June 1992 to September 1995, the Company operated an interim pint manufacturing line in St. Albans, Vermont in space provided by the St. Albans Cooperative Creamery, from which the Company purchases all of its dairy ingredients except yogurt cultures. Production on this line was approximately
2.3 million gallons of packaged pints in 1995. This line was phased out in September 1995 as production at the Company's new St. Albans, Vermont facility increased.

         In October 1992, the Company started construction of a new manufacturing plant in St. Albans, Vermont at a total cost now estimated at $40.1 million, net of an asset write-down of $6.8 million in 1994. In March 1995, the new plant started manufacturing ice cream on one line using a temporary nitrogen tunnel hardening system. A second line began operation in December 1995. The Company expects the rate of actual production per minute at the new plant to increase during 1996. In 1995, the plant produced 2.2 million gallons of packaged pints. Based upon the current product mix, and with the two lines that became operational in 1995, the new plant is designed to provide a maximum projected capacity of approximately 12 million gallons of packaged pints per year. With the addition of a third manufacturing line at the plant, the maximum projected capacity of this plant would be approximately 17 million gallons of packaged pints per year contingent upon product mix. Currently the St. Albans plant is producing both ice cream and sorbet in packaged pints.

         In order to meet demand for its pints from 1989 to 1995, the Company had a manufacturing and warehouse agreement with Edy's Grand Ice Cream ("Edy's"), a subsidiary of Dreyer's Grand Ice Cream, Inc. ("Dreyer's"). Under this agreement, Edy's manufactured certain pint ice cream flavors at its plant in Fort Wayne, Indiana with specifications and quality control provided by Ben & Jerry's and using Vermont dairy products. This agreement expired in September 1995. Approximately 1.9 million gallons, or about 16% of the packaged pints manufactured in 1995, were manufactured under this arrangement, down from approximately 40% in 1994.

Markets and Customers

         The Company markets packaged pints, quarts and novelty products primarily through supermarkets, grocery stores, convenience stores and other retail food outlets. The Company markets ice cream, frozen yogurt and sorbet in 2 1/2-gallon bulk containers primarily through franchised (and Company-owned) Ben & Jerry's "scoop shops" and through restaurants.

         Ben & Jerry's products are distributed primarily through Dreyer's and independent regional ice cream distributors. With some exceptions, only one distributor is appointed for each territory for supermarkets. In some areas, sub-distributors are used. Company trucks also distribute some of the products that are sold in Vermont and upstate New York.

         Ben & Jerry's has a distribution agreement with Dreyer's under which Dreyer's acts as the master distributor (with exclusivity, in general, for sales to supermarkets and similar accounts) of Ben & Jerry's products in most of the Company's markets outside of New England, upstate New York, Pennsylvania and Texas. Dreyer's markets its own premium ice cream under both the Dreyer's and Edy's brand names as well as certain frozen dessert products of other companies. Dreyer's does not produce or market any other super premium ice cream, or frozen yogurt, (other than novelties), and in the event that Dreyer's were to distribute another super premium ice cream, or frozen yogurt in any part of its territory, Dreyer's would lose the exclusivity granted to it as a Ben & Jerry's distributor under the agreement. The agreement also contains certain additional provisions specific to the greater metropolitan New York market, including special limitations on the ability of either party to terminate the agreement with respect to the New York market. In early 1994, the agreement was amended to provide for the Company to perform the subdistribution of Ben & Jerry's products to convenience stores and "mom and pops" in the New York City area. In October 1995, exclusive distribution rights for the New York City area were transferred back to Dreyer's. Net sales to Dreyer's (including sales where the Company acted as a subdistributor in the New York City area) accounted for approximately 44% and 49% of the Company's net sales for 1995 and 1994, respectively.

         In the event that Dreyer's were to terminate the agreement without cause, the agreement provides for a twelve month notice period (subject to reduction by the Company) and specified minimum purchase requirements by Dreyer's during the notice period. In addition, the agreement provides for termination by Ben & Jerry's without cause upon twelve months' notice and for termination by Ben & Jerry's or Dreyer's on short notice for cause. The agreement also contains certain provisions for termination by one party (at its election) upon a change in control (as defined) of the other, in which event the terminated party experiencing the change in control has a minimum purchase or sale obligation, as the case may be, for a specified additional period and also must make a $20 million termination payment to the other party. In addition, the agreement states that in the event that Dreyer's, directly or indirectly introduces, acquires, or distributes in the United States another super premium product (as defined), the Company may terminate the agreement and Dreyer's must make a $20 million termination payment to the Company. The common stock of Dreyer's is publicly traded. In April 1994, Nestle USA, Inc. (a U.S. subsidiary of a large international conglomerate) acquired a significant minority equity position in Dreyer's. (See also "Competition")

         The relationship between the Company and Dreyer's commenced in 1987, and the distribution agreement has been amended several times since then. The Company and Dreyer's regularly engage in discussions regarding ways to improve their long-term relationship to their mutual benefit, and it is contemplated that the parties may revise and restate the distribution agreement. Any changes which are then or thereafter adopted may have certain beneficial or adverse consequences, the effects of which cannot be foreseen by the Company.

         While the Company believes that its relationships with Dreyer's and its other distributors generally have been satisfactory and that these relationships have been instrumental in the Company's growth, the Company has at times experienced difficulties in maintaining these relationships. Available distribution alternatives are limited. Accordingly, there can be no assurance that such difficulties, which may be related to actions by the Company's competitors or by one or more of the distributors themselves (or their controlling persons), will not have a material adverse effect on the Company's business. Loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements could have a material adverse effect on the Company's business.

Marketing

         Ben & Jerry's marketing strategy is characterized by its focus on innovative, non-traditional methods of promotion. The Company emphasizes the high quality, natural ingredients in its products, and the "down home Vermont" image of its products in its packaging, sales materials and promotional campaigns. Significant prominence has been given to Ben Cohen and Jerry Greenfield, the founders of the Company, as "two real guys" still actively involved in the Company. Pictures of Ben and Jerry appear on packaging, and they make personal appearances on TV, radio and at select marketing events.

         As the Company has become a significant force in super premium ice cream and frozen yogurt, its marketing emphasis has shifted from portraying itself as the small "underdog" firm to a Company-wide focus on community involvement and its status as a socially responsible business. In the past, the Company has focused its marketing efforts on communicating newsworthy, company-wide unique business approaches that tend to generate unpaid newspaper, magazine, radio and TV news coverage.

         During 1995, the Company created and produced a Ben & Jerry's "One World, One Heart" Festival in Vermont. The Company also sponsored the Ben & Jerry's Newport Folk Festival in Newport, Rhode Island. These events, attended by nearly 50,000 people in outdoor public areas generated lots of goodwill, ice cream sampling and social activism, while building customer loyalty and support for the Company's products in the future.

         Ben & Jerry's continues to conduct guided tours of its facility in Waterbury, Vermont. In 1995, approximately 250,000 people visited the plant, making it (the Company believes) the single most popular tourist attraction in the State.

         Franchise shops are an integral part of the Company's marketing efforts and work on the local level contributes to the Company's three part mission. A franchise is required to spend at least 4% of its gross sales on community/self directed marketing, sampling, advertising and participation in certain Ben & Jerry's selected promotions.

         The Company is introducing its new line of six innovative sorbet flavors made with all natural ingredients and Vermont Pure(TM) Spring Water by offering consumers 1 million free samples during March and April 1996. Samples will be offered at all franchised scoop shops and given away during sampling sessions scheduled in target markets throughout the country.

Franchise Program

         As of December 30, 1995, there were 132 franchised Ben & Jerry's "scoop shops", as compared with 123 stores open at December 31, 1994, including in each case satellite shops. The franchised "scoop shops" are located in New England, New York, the mid-Atlantic region, Georgia, Florida, Ohio, Indiana, Illinois, California and Canada.

         During 1995, the Company opened 8 additional franchised "scoop shops" under single store, satellite and area franchise agreements discussed below and added one "Partnershop." Ben & Jerry's has changed its policy limiting the development of individual franchise store openings and is actively pursuing locations in selected markets around the country.

         The Company's domestic franchise agreements with respect to individual stores are for a ten-year term with an option to the franchisee to renew for a second ten-year term. The agreements grant the franchisee an exclusive area for bulk ice cream, frozen yogurt, and sorbet with certain exceptions and require the franchisee to purchase from the appropriate local distributor Ben & Jerry's ice cream, frozen yogurt, sorbet and certain other products, principally baked goods and hot fudge sauce. Franchisees pay an initial franchise fee, currently $25,000 per store, and each franchisee is required to make the advertising payments described above. The franchise agreements with stores sponsored by charitable organizations, often referred to as Partnershops, provide for waivers of certain financial provisions.

         In addition, the Company has entered into a few exclusive area franchise agreements. Under these agreements, the franchisee agrees to pay a specified negotiated franchise fee in installments and to open a certain number of stores in a particular territory according to a specified schedule. The franchisee is given exclusive franchise rights in the territory, subject to conditions specified in the agreements. Under its current area franchise agreements, franchisees have agreed to open an aggregate of 55 stores, primarily in California, 27 of which had been opened as of December 30, 1995 in accordance with amended build-out schedules. The Company's Canadian subsidiary also has seven franchised Ben & Jerry's "scoop shops" including satellite shops in Canada.

International

         The Company regularly investigates the possibilities of entering new markets and intends to enter additional foreign markets, particularly in Europe and the Pacific Rim. In March 1994, the Company started shipping its products to smaller specialty stores in the United Kingdom. Ben & Jerry's ice cream products are now distributed nationally in the United Kingdom, and are available in parts of Ireland and at one "hyper-market" chain in France.

         In 1990, the Company entered into a joint venture agreement with certain individuals in the former Soviet Union to establish a Ben & Jerry's manufacturing facility and franchised "scoop shops" in the Russian state of Karelia. The Company's goal is to provide a model of a small scale private enterprise in the former Soviet Union and to foster international cooperation and global understanding. The joint venture is currently operating three scoop shops in Karelia.

         In 1992, the Company repurchased the Canadian rights to Ben & Jerry's products which it had previously licensed in 1987. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's ice cream in Israel.

Competition

         The super premium ice cream, frozen yogurt and sorbet business is highly competitive. The Company's principal competitor is The Haagen-Dazs Company, Inc. Other significant competitors are Dannon, Columbo, and Healthy Choice. Haagen-Dazs, an industry leader in the super premium ice cream market, is owned by The Pillsbury Company, which in turn is owned by Grand Metropolitan PLC, a British food and liquor conglomerate. Grand Metropolitan is a large, diversified company with resources significantly greater than the Company's, and Haagen-Dazs has a significant share of the markets which the Company has entered in recent years and has already been marketing a sorbet line. Haagen-Dazs has also entered substantially more foreign markets than the Company (including certain markets in Europe and the Pacific Rim). Haagen-Dazs and certain other competitors also market flavors using pieces of cookies and candies as ingredients.

         In the ice cream novelty segment, the Company competes with several well-known brands, including Haagen-Dazs and Dove Bars, manufactured by a division of Mars, Inc. Both of these other brands have achieved far larger shares of the novelty market than the Company.

         During 1995, the Company noted that the premium category again experienced increased promotional activity driven by the national competition between Dreyer's Grand Ice Cream, Inc. and Breyer's Ice Cream (owned by Unilever, a large international food company). In accordance with Dreyer's strategic five year plan to accelerate the sales of their branded premium products Dreyer's has increased its consumer marketing efforts and continued expansion of its distribution system into additional U.S. markets.

         There are a number of other super premium brands, including some significant regional ice cream companies and some new entries. Increased competition and the increased consumer demand for new lower fat, lower cholesterol products like low fat or nonfat frozen yogurt, low fat ice cream and sorbet, combined with limited shelf space within supermarkets, may have, in general, made market entry harder and has already forced some brands out of some markets. The ability to introduce innovative new flavors and low fat offerings on a periodic basis is also a significant competitive factor. The Company expects strong competition to continue, including price/promotional competition, competition for adequate distribution and limited shelf space within the frozen dessert category in supermarkets and other food retail outlets.

Seasonality

         The ice cream, frozen yogurt and frozen dessert industry generally experiences the highest volume during the spring and summer months and the lowest volume in the winter months.

Regulation

         The Company is subject to regulation by various governmental agencies, including the United States Food and Drug Administration and the Vermont Department of Agriculture. It must also obtain licenses from the states where Ben & Jerry's products are sold. The criteria for labeling low-fat/low-cholesterol and other health-oriented foods was revised, and in some respects made more stringent, by the FDA. The Company, like other companies in the food industry, made changes in its labeling in response to these regulations and is in compliance. The Company cannot predict the impact of possible further changes that it may be required to make in response to legislation, rules or inquiries made from time to time by any governmental agencies. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the frozen desserts industry, to develop and market new products. Nevertheless, the Company does not believe these legislative and administrative rules and regulations will have a significant impact on its operations.

         In connection with the operation of all its plants, the Company must comply with the Vermont environmental laws and regulations relating to air quality, waste management, and other related land use matters. The Company maintains wastewater discharge permits for all of its manufacturing locations. The Waterbury plant and the new St. Albans plant pretreat production effluent prior to discharge to the municipal treatment facility. The Company believes that it is in compliance with all of the required operational permits relating to environmental regulations.

         The Company believes that it is in compliance in all material respects with the other regulatory requirements applicable to its operations and that continuing expenditures for compliance with environmental or other regulatory requirements will not materially affect its results.

Trademarks

         The name Ben & Jerry's(R) and the proprietary flavor names: Cherry Garcia(R); Chunky Monkey(R); Chubby Hubby(R); Dastardly Mash(R); and Vermont's Finest(TM) are all registered trademarks of the Company. Cherry Garcia(R) and Doonesberry(R) are licensed to the Company, as are certain other flavor names. Some of the Company's other trademarks include: White Russian(TM); New York Super Fudge Chunk(TM); and Peace Pops(TM).

Employees

         At December 30, 1995, Ben & Jerry's employed 703 people including full time, part time and temporary employees. This represents a 14.7% increase from the 613 people employed by the Company at December 31, 1994.

The Ben & Jerry's Foundation

         In 1985, Ben Cohen, Chairperson of the Board, contributed a portion of the equity of the Company which he then owned to The Ben & Jerry's Foundation, Inc., a charitable organization under Section 501(c)(3) of the Internal Revenue Code, in order to enable the Foundation to sell such equity and invest the net proceeds (approximately $598,000) in income-producing securities to generate funds for future charitable grants. Until March 1994, the Foundation was the recipient of the bulk of the Company's cash charitable contributions and provided the principal means for carrying out the Company's cash charitable giving policy. In March 1994, the Board of Directors revised the process to make philanthropic giving more meaningful for, and connected to, the employees of the Company. Employees serving in Community Action Teams now provide the principal means for carrying out the Company's cash charitable giving policy in the State of Vermont. The Foundation, with input from its employee-led grant making committee, provides the principal means for carrying out the Company's cash charitable giving policy across the nation. The Foundation continues to target its grants to local groups concerned with the welfare of children and their families, and other grass roots social change organizations.

         In October 1985, pursuant to stockholder authorization, the Company sold to the Foundation all of the 900 authorized shares of Preferred Stock for $10 per share. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain mergers and other Business Combinations (as defined in the Company's charter). The sale of Preferred Stock was designed to perpetuate the relationship between the Foundation and the Company and to assist the Company in its determination to remain an independent business headquartered in Vermont.

Anti-Takeover Effects of Class B Common Stock and Preferred Stock

         The holders of Class A Common Stock are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors. The holders of Class B Common Stock are entitled to ten votes for each share held in the election of directors and on all other matters. The Class B Common Stock is generally nontransferable, and there is no trading market for the Class B Common Stock. The Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis and transferable thereafter.

         The Company has been advised that Mr. Ben Cohen (Chairperson and a director of the Company), Mr. Jerry Greenfield (Vice Chairperson and a director of the Company), Mr. Fred Lager (a director and consultant to the Company) and Mr. Jeff Furman (a director and consultant to the Company) (collectively, the "Principal Stockholders") presently intend to retain substantial numbers of shares of Class B Common Stock. As a result of conversions by "public" stockholders of Class B Common Stock, in order to enable their sales of such securities, the Class B Common Stock is now held disproportionately by Company insiders, including the above-named four directors who are Principal Stockholders. See "Security Ownership of Certain Beneficial Owners and Management." As of March 8, 1996, these four principal individual stockholders held shares representing 48.0% of the aggregate voting power in elections of directors and various other matters but only 20.0% of the aggregate common equity outstanding, permitting them, as a practical matter, generally to decide elections of directors and various other questions submitted to a vote of the Company's stockholders even though they might sell substantial portions of their Class A Common Stock.

         The Board of Directors, without further stockholder approval, may authorize the issuance of additional shares of Class B Common Stock in the future and sell shares of Class B Common Stock held in the Company's treasury; however, issuance or sale of additional shares of Class B Common Stock, while not permitted under a rule of the NASDAQ-NMS until 1995, is still subject to approval under limited circumstances by the NASDAQ-NMS.

         In 1985, the Company sold 900 shares of Preferred Stock at a price of $10 per share to The Ben & Jerry's Foundation, Inc. (the "Foundation"). While the Foundation is a charitable entity legally separate from the Company, it may be deemed to be an affiliate of the Company because two of the three current directors of the Foundation are Messrs. Greenfield and Furman. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain Business Combinations (as defined in the Company's charter). The sale of the Preferred Stock to the Foundation effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to Business Combinations (as defined). This may have the effect of limiting such common stockholders' participation in certain transactions such as mergers, other Business Combinations (as defined) and tender offers, whether or not such transactions might be favored by such common stockholders.

         The Class B Common Stock and the Preferred Stock may be deemed to be "anti-takeover" devices in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, and the Foundation or for incumbent management and the Board of Directors to be removed. See also "Risk Factors" in Item 7 of this Report.

ITEM 2.   PROPERTIES

         Ben & Jerry's owns a 42.5 acre site in Waterbury, Vermont on which it operates a 46,000 square-foot plant producing ice cream and frozen yogurt in packaged pints. The Company also owns a 48,000 square-foot production facility in Springfield, Vermont. The Springfield plant is used for the production of ice cream novelties, bulk ice cream and frozen yogurt and at times packaged pints and quarts.

         The  Company's   property,   plant  and  equipment  at  its  production
facilities in Waterbury and Springfield are subject to various liens securing a portion of the Company's long-term debt.

         In 1991, the Company entered into a twenty-five year lease with an option to purchase 17.1 acres of land in Rockingham, Vermont on which the Company constructed, and operates, a 45,000 square-foot central distribution facility.

         In 1992, the Company entered into a five-year lease/purchase agreement for a 42-acre parcel of land in St. Albans, Vermont, the site of the Company's 82,000 square-foot new plant.
         In February 1996, the Company entered into a ten year lease agreement for approximately 50,000 square-feet of office and light manufacturing space in South Burlington, Vermont where the Company's executive offices and administrative departments are now located, following the 1996 move from its Waterbury headquarters.

         The Company also leases space for its retail ice cream parlors in Burlington and Montpelier, Vermont and 12,000 square feet of storage space in Waterbury, Vermont. The Company owns two single-family houses, both situated on land adjacent to its manufacturing facility it Waterbury, used for a day-care center, employee training and other purposes.

         The Company believes that all of its facilities are well maintained and in good repair.

ITEM 3.   LEGAL PROCEEDINGS

         On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G. Jakobe, Jr. v. Ben & Jerry's Inc., et al., United States District Court (D. Vermont) Case No. 1-95-CV-373, was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the Company violated the federal securities laws by making, in 1994, untrue statements of material facts and omitting to state material facts primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont. Also named as defendants in the Complaint are certain present and former officers and directors of the Company, Ben Cohen, Chairperson of the Board; Jerry Greenfield, Vice Chairperson of the Board; Frances Rathke, Chief Financial Officer; and Charles Lacy, former President. Plaintiff is seeking an unspecified amount of monetary damages.

         While this action is in its preliminary stages management believes, based on an initial review, the allegations made in the lawsuit are without merit and the Company intends to defend the lawsuit vigorously.

         The Company is subject to certain additional litigation and claims in the ordinary course of business which management believes are not material to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1995.


                                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol BJICA. The following table sets forth for the period January 1, 1994 through March 8, 1996 the high and low closing sales prices of the Company's Class A Common Stock for the periods indicated.

                                                     High          Low
                                                     ----          ---

1994
----
         First Quarter......................         $20           $14 3/4
         Second Quarter.....................          18 1/2        14
         Third Quarter......................          16 3/4        13
         Fourth Quarter.....................          14             9 1/2

1995
----
         First Quarter......................         $14           $ 9 5/8
         Second Quarter.....................          15 1/2        11 3/4
         Third Quarter......................          20            13 5/8
         Fourth Quarter.....................          19            14 1/2

1996
----
         First Quarter (through March 8)....         $17 1/4       $13 1/2

         The Class B Common Stock is generally non-transferable, and there is no trading market for the Class B Common Stock. The Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis, and transferable thereafter.

         The Company has never declared a cash dividend on its Class A Common Stock or the Class B Common Stock and the current policy of its Board of Directors is to retain earnings for expansion and development of the Company's business. Accordingly, the Board of Directors does not anticipate declaring any cash dividends on the Class A or Class B Common Stock in the foreseeable future. See "Description of Capital Stock-Dividends."

         As of March 8, 1996 there were 11,168 holders of record of the Company's Class A Common Stock and 2,508 holders of record of the Company's Class B Common Stock.







ITEM 6.   SELECTED FINANCIAL DATA

         The following table contains selected financial information for the Company's fiscal years 1991 through 1995.

                                                       (In thousands except per share data)

Summary of Operations:

                                                                 Year Ended
                                                                 ----------

                                    12/30/95    12/31/94    12/25/93    12/26/92    12/28/91
                                    --------    --------    --------    --------    --------

Net sales .......................   $155,333    $148,802    $140,328    $131,969    $ 96,997
Cost of sales ...................    109,125     109,760     100,210      94,389      68,500
Gross profit ....................     46,208      39,042      40,118      37,580      28,497
Selling, general
   and administrative
   expenses .....................     36,362      36,253      28,270      26,243      21,264

Asset write-down ................                  6,779
Other income
   (expense)--net ...............       (441)        228         197         (23)       (729)
Income(loss) before
income taxes ....................      9,405      (3,762)     12,045      11,314       6,504

Income taxes(benefit) ...........      3,457      (1,893)      4,844       4,639       2,765

Net income(loss) ................      5,948      (1,869)      7,201       6,675       3,739

Net income(loss) per
   common share (1)..............   $   0.83    $  (0.26)   $   1.01    $   1.07    $   0.67

Weighted average
   common shares
   outstanding (1)...............      7,222       7,148       7,138       6,254       5,572



Balance Sheet Data:
                                                                Years Ended
                                                                -----------
                                    12/30/95    12/31/94    12/25/93    12/26/92     12/28/91
                                    --------    --------    --------    --------     --------
Working capital                     $ 51,023    $ 37,456    $ 29,292    $ 18,053    $  11,035
Total assets                         131,074     120,296     106,361      88,207       43,056
Long-term debt                        31,977      32,419      18,002       2,641        2,787
Stockholders' equity (2)              78,531      72,502      74,262      66,760       26,269

(1) The per share amounts and average shares outstanding have been adjusted for the effects of all stock splits, including stock splits in the form of stock dividends.

(2) No cash dividends have been declared or paid by the Company on its capital stock since the Company's organization. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table shows certain items as a percentage of net sales which are included in the Company's Statement of Operations and the percentage increase (decrease) of such items as compared to the indicated prior period.


                                   Percentage of Net Sales
                                         Year Ended
                             12/30/95     12/31/94     12/25/93
                             --------     --------     --------
Net sales ................     100.0%       100.0%       100.0%
Cost of sales ............      70.2         73.8         71.4
                                ----         ----         ----
Gross profit .............      29.8         26.2         28.6
Selling, general
     and administrative
     expense .............      23.4         24.4         20.2
Asset write-down .........      (4.6)

Other income
     (expenses) ..........      (0.4)         0.2          0.2
                                -----         ---          ---
Income(loss)before
     income taxes ........       6.0         (2.6)         8.6
Income taxes(benefit) ....       2.2         (1.3)         3.5
                                 ---         -----         ---
Net income(loss) .........       3.8%        (1.3)%        5.1%
                                 ===         =====         ===

Sales

         Net sales in the fourth quarter of 1995 increased 5% from the fourth quarter of 1994, and net sales in 1995 overall increased 4.4% to $155 million from $149 million in 1994. Pint volume decreased 1.5% compared to 1994. The Company believes this decrease in pint volume is consistent with the recent performance in the super premium category overall, excluding sorbet which the Company did not introduce until 1996. This volume decrease was offset by a 3.7% price increase of pints sold to distributors that went into effect in March 1995. Net sales of both novelties and 21/2 gallon bulk containers product categories had modest increases in 1995.

         Pint sales represented approximately 85% of total net sales in 1995, 1994 and 1993. Net sales of 2 1/2 gallon bulk containers represented approximately 7% of total net sales in 1995 and 1994, and 8% in 1993. Net sales of novelties accounted for approximately 6% of total net sales in 1995 and 5% in 1994 and 1993. Net sales from the Company's retail stores represented 2% of total net sales in 1995, 3% in 1994 and 2% in 1993.





         Net sales in 1994 overall increased 6.0% to $149 million from $140 million in 1993. This was primarily the result of a 7% increase in net sales of packaged pints. The increase in pint sales was primarily due to sales of the Company's new "Smooth, No Chunks" line which was introduced nationally during the months of March through May 1994. Sales of the Company's reformulated and repackaged Peace Pops resulted in an increase in Peace Pop sales. However this was offset by the absence of sales of the Brownie Bar which the Company discontinued manufacturing in May 1993, resulting in a approximately the same level of net sales of novelties overall in 1994 as in 1993.

Cost of Sales

         Cost of sales in 1995 decreased approximately $.6 million or 0.6% over the same period in 1994 and overall gross profit as a percentage of net sales increased from 26.2% in 1994 to 29.8% in 1995. The higher gross profit as a percentage of sales in 1995 is due to the price increase effective in March 1995 combined with improved inventory management and production efficiencies, as compared with 1994. In addition, the improved gross margin reflects less product manufactured for the Company by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, resulting from the transfer of production to the Company's new manufacturing facility in St. Albans, Vermont. During 1995 approximately 16% of the packaged pints manufactured by the Company were produced by Edy's, compared to 40% in 1994.

         Cost of sales in 1994 increased approximately $9.6 million, or 9.5% over the same period in 1993 and overall gross profit as a percentage of net sales decreased from 28.6% in 1993 to 26.2% in 1994. Overall gross profit in 1994 was impacted by inventory management problems and production inefficiencies, as well as 1994 start-up costs associated with certain flavors of the new "Smooth, No Chunks" ice cream line in packaged pints. The significant increase in the number and complexity of some of the pint flavors being produced requires a higher level of production planning, purchasing, inventory management and operational systems than were then in place in the Company.

         During 1994 the lower gross profit as a percentage of sales also reflected higher manufacturing costs due to more product being produced for the Company by Edy's, with approximately 40% of the packaged pints manufactured by the Company produced by Edy's in 1994 as compared to 37% in 1993.




Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 0.3% to $36.4 million in 1995 from $36.3 million in 1994 but decreased as a percentage of net sales to 23.4% in 1995 from 24.4% in 1994. This increase in dollar spending primarily reflects strengthening of the Company's infrastructure in order to prepare for increased growth, offset by the lower level of marketing and sales spending compared to 1994, when the launch of the new "Smooth, No Chunks" line occurred.

         Selling, general and administrative expenses had increased 28% to $36.3 million in 1994 from $28.3 million in 1993 and increased as a percentage of net sales to 24.4% in 1994 from 20.2% in 1993. This increase was due principally to increased marketing and selling expenses, including higher than anticipated coupon redemption expenses, associated with promoting the then new "Smooth, No Chunks" line as well as the Company's taking over the distribution arrangements to the smaller classes of trade in the New York market and one-time costs associated with changes in distribution arrangements in the United Kingdom.

Asset Write-Down

         1994 results included a pretax charge of $6.8 million, representing a write-down of certain assets of the Company's new St. Albans, Vermont plant, including a portion of the previously incurred capitalized interest and project management costs. The impact of this charge on both the 1994 fourth quarter and full year 1994 results was $4.1 million or $0.57 per share. Following substantial delays with the implementation and completion of certain automated handling processes and refrigeration hardening equipment of the new plant and after receipt of a report from an outside engineering firm experienced in the refrigerated food industry, the Company decided to replace certain of the software and equipment installed at the new plant.
         The Company began manufacturing at the new St. Albans plant in March 1995, utilizing a temporary set-up on one production line. The two currently planned manufacturing lines were fully operational in December 1995 and it is expected that the rate of production on these lines will be increased in 1996.


Other Income(Expense)

         Interest income increased $0.6 million during 1995 compared to 1994. This increase was primarily due to higher interest rates on investments. Interest expense increased $1.2 million in 1995 compared to 1994. This increase was due primarily to the capitalization of interest in the prior year as part of the cost of the new plant in St. Albans, Vermont as compared with capitalization of only a small amount of interest in 1995 before the plant became operational.

         Interest income increased $0.3 million during 1994 compared to 1993 reflecting interest earned on investments. Interest expense increased $0.2 million reflecting the issuance of the $30 million Series A and B Notes bearing interest at a weighted average rate of 5.84%. Interest expense was reduced during 1994 by capitalization of interest as part of the cost of the new plant.

Income Taxes

         The Company's effective income tax rate increased from (50.3%) in 1994 to 36.8% in 1995 primarily reflecting the profit in 1995, as compared to the loss in 1994, combined with lower income tax credits and tax-exempt interest income in 1995 as compared to 1994. In 1993, the Company's effective income tax rate was 40.2% reflecting lower income tax credits and tax-exempt interest income. Management expects 1996's effective income tax rate to increase to approximately 38%.

Net Income

         As a result of the foregoing, net income increased $7.8 million to $5.9 million in 1995 compared to a net loss of $1.9 million in 1994, and net income of $7.2 million in 1993. Net income (loss) as a percentage of net sales was 3.8% in 1995, (1.3%) in 1994 and 5.1% in 1993.

Seasonality

         The Company typically experiences more demand for its products during the summer than during the winter.

Inflation

         Inflation has not had a material effect on the Company's business to date. Management believes that the effects of inflation and changing prices were successfully managed in 1995, with both margins and earnings being protected through a combination of pricing adjustments, cost control programs and productivity gains.

Liquidity and Capital Resources

         The Company's working capital at December 30, 1995 was approximately $51.0 million as compared to $37.5 million at December 31, 1994. This $13.5 million increase was primarily due to increases of $14.6 million in cash and cash equivalents.

         Net cash provided by operations in 1995 was approximately $15.9 million. Approximately $7.5 million was used for net additions to property, plant and equipment, primarily for the new plant in St. Albans, Vermont that began production in 1995. At December 30, 1995 cash and cash equivalents were $35.4 million.

         Inventories have decreased slightly since the end of December 1994 from $13.5 million to $12.6 million at December 30, 1995. Accounts receivable has increased $1.8 million since December 31, 1994 from $9.9 million to $11.7 million at December 30, 1995. This increase is due to increased sales for the month of December, 1995 as compared with December, 1994 as well as increased international sales which have a longer collection cycle than domestic sales.

         During the second quarter of 1989, the Company entered into a manufacturing and warehouse agreement with Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, Inc., to manufacture product at Edy's plant in Fort Wayne, Indiana in accordance with specifications and quality control provided by the Company and using dairy products from Vermont. This agreement expired in September 1995. This agreement assisted the Company in meeting its demand prior to and during the construction period of the Company's new plant in St. Albans, Vermont. Because per unit manufacturing costs were higher under this agreement than at the Company's plants, this agreement had an adverse impact on the Company's gross profit as a percentage of net sales throughout its term.

         In October 1992, the Company began construction of a new third plant in St. Albans, Vermont. At December 30, 1995, the Company has spent approximately $38.2 million to date, net of the 1994 $6.8 million write-down of certain assets, on building and equipping the new plant ($6.2 million in 1995 of which $1.2 million was transferred from the temporary facility at the St. Albans Cooperative) and anticipates additional capital costs for the St. Albans plant of approximately $1.9 million in 1996. The cost of building and equipping the new plant, net of the 1994 $6.8 million write-down of certain assets is currently estimated to be approximately $40.1 million.

         In addition to the $6.2 million construction expenditures for the new plant, other capital expenditures in 1995 totaled $2.5 million. These projects included equipment upgrades at the Waterbury and Springfield plants.

         In addition to $1.9 million of capital expenditures to complete the new plant at St. Albans, the Company anticipates other capital expenditures in 1996 of approximately $10.6 million. Substantially all of these additional projected capital expenditures relate to equipment upgrades in Waterbury and Springfield, leasehold improvements at the Company's headquarter offices in South Burlington, Vermont, and computer related expenditures, with a small proportion for equipment enhancements at the St. Albans plant.

         The Company's long-term debt includes $30 million aggregate principal amount of Senior Notes issued in 1993 and 1994, which are held in cash equivalents pending their use in the business.

         On December 29, 1995, the Company extended two line of credit agreements, for an aggregate of $20 million, with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of March 28, 1996 there have been no borrowings under these line of credit.

         Management believes that internally generated funds, cash currently on hand, investments held in cash equivalents (pending their use in the business), and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

Forward-Looking Statements

         This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales and expenses, effective tax rate and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed below in "Risk Factors" in this document.

Risk Factors

         Dependence on Independent Ice Cream Distributors. The Company is dependent on maintaining satisfactory relationships with independent ice cream distributors that now generally act as the Company's exclusive or master distributor in their assigned territories. While the Company believes its relationships with Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships. Available distribution alternatives are limited. Accordingly, there can be no assurance that difficulties in maintaining relationships with distributors, which may be related to actions by the Company's competitors or by one or more of the Company's distributors themselves (or their controlling persons), will not have a material adverse effect on the Company's business. The loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements could have a material adverse effect on the Company's business. See "Business - Markets and Customers."

         Growth in sales and earnings. In 1995, net sales of the Company increased 4.4% to $155 million from $149 million in 1994. Pint volume decreased 1.5% compared to 1994. The Company believes this decrease is consistent with the recent performance in the super premium category overall excluding sorbet, which contributed more growth than the total increase in the super premium category from 1994 to 1995. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to any sales growth by the Company. Accordingly, the future degree of market acceptance of the Company's sorbet line, which is being introduced February through May 1996, and which will be accompanied by a significant increase in promotional expenditures is likely to have an important impact on the Company's 1996 and future financial results. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

         Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium category less marked than in the past and with the domestic super premium frozen dessert category showing a recent decline in industry sales, except for sorbet. And, as noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets. See "Business-Competition" and "Business-The Super Premium Frozen Dessert Market."

         Reliance on a limited number of Key Personnel. The success of the Company is significantly dependent on the services of Robert Holland, Jr., the Chief Executive Officer and a limited number of executive managers working under Mr. Holland, as well as certain continued services of Ben Cohen, the Chairperson of the Board and co-founder of the Company; and Jerry Greenfield, Vice Chairperson and co-founder of the Company. Loss of the services of any of these persons could have a material adverse effect on the Company's business. See "Directors and Executive Officers of the Company."

         The Company's Social Mission. The Company's basic business philosophy is embodied in a three-part "mission statement," which includes a "social mission" to "operate the Company...[to] improve the quality of life of our employees and a broad community: local, national and international." The Company believes that implementation of its social mission, which is integrated into the Company's business, has been beneficial to the Company's overall financial performance. However, it is possible that at some future date the amount of the Company's energies and resources devoted to its social mission could have a material adverse financial effect on the Company's business. See "Business-History and Philosophy of the Company" and "Business-Marketing."

         Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock, entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield, Fred Lager and Jeffrey Furman (collectively, the "Principal Stockholders") hold shares representing 48.0% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they were to sell substantial portions of their Class A Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

         In addition, the Company has issued all of the Class A Preferred Stock to the Foundation. All current directors of the Foundation are directors and or employees of the Company. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations. See "Business- The Ben & Jerry's Foundation."

         While the Board of Directors believes that the Class B Common Stock and the Preferred Stock are important elements in keeping Ben & Jerry's an independent Vermont-based business, the Class B Common Stock and the Preferred Stock may be deemed to be "anti-takeover" devices (and thus may be deemed to have the potential for adverse consequences on the business) in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed.

         International. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company has limited international sales to date, but is investigating the possibility of international expansion. However, there can be no assurance that the Company will be successful in entering, on a long-term profitable basis, such international markets as it selects.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is in Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name                   Age          Office
----                   ---          ------
Ben Cohen............  44      Chairperson and Director
Robert Holland Jr....  55      President, Chief Executive Officer
                               and Director
Jerry Greenfield.....  44      Vice Chairperson and Director
Elizabeth Bankowski..  48      Director and Director of Social
                               Mission
Merritt C. Chandler..  79      Director
Jeffrey Furman.......  52      Director
Fred Lager...........  41      Director

Frederick A. Miller..  49      Director
Henry Morgan.........  70      Director
Frances Rathke.......  35      Chief Financial Officer, Treasurer
                               and Secretary
Bruce Bowman.........  43      Senior Director of Operations
Jerry Welsh..........  50      Consultant and Acting Director of
                               Marketing and Sales

          All directors hold office until the 1996 annual meeting of stockholders of the Company and until their successors are elected and qualified. The Board of Directors has an Audit Committee on which Messrs. Morgan, Chandler and Lager (Chairperson) serve and a Compensation Committee on which Messrs. Morgan (Chairperson), Chandler, Furman and Miller serve. Officers serve until their successors are elected and qualified.

          Ben Cohen, a founder of the Company, has served as Chairperson of the Board of Directors since February 1989. From January 1, 1991 through January 29, 1995 he was the Chief Executive Officer of the Company. Mr. Cohen has been a director of the Company since 1977. Mr. Cohen is a director of Community Products, Inc., a manufacturer of Rain Forest Crunch candy, Blue Fish Clothing, Inc., and Social Venture Network.

          Robert Holland Jr. has served as President and Chief Executive Officer since January 1995. Mr. Holland has served as a director of the Company since March 1995. Prior to this Mr. Holland served as Chairperson and Chief Executive Officer of ROHKER-J, a consulting firm for Fortune 500 companies since 1991. Mr. Holland served as Chairperson and Chief Executive Officer of Gilreath Manufacturing, Inc. from March 1990 until 1991. From 1968 until 1991 Mr. Holland also served as an associate and then partner of McKinsey & Company, Inc. where he managed projects for global concerns involving operational, strategic and marketing issues. Mr. Holland is Chairperson of the Board of Trustees at Spelman College, a trustee of Atlanta University Center and Mutual of New York and is a member of the Board of Directors of Frontier Corporation, TrueMark Manufacturing Company and the Harlem Junior Tennis Program.

          Jerry Greenfield, a founder of the Company, has served as director and Vice Chairperson of the Board of Directors since 1990.

          Elizabeth   Bankowski  has  served  as  Director  of  Social   Mission
Development since December 1991. Ms. Bankowski has been a director of the Company since 1990.

          Merritt C. Chandler has served as a director of the Company since 1987. Mr. Chandler has been Business Manager of the Addison, Vermont Central Supervisory Union, a group of school districts, since 1985. Mr. Chandler serves as a member of the Compensation Committee of the Board of Directors and as a member of the Audit Committee of the Board of Directors.

          Jeffrey Furman has been a consultant to the Company since March 1991. Prior to that Mr. Furman was an Officer of the Company. He has served as a director of the Company since 1982. Mr. Furman serves as a member of the Compensation Committee of the Board of Directors.

          Fred Lager is currently a consultant to the Company. Prior to this Mr. Lager served as President and Chief Executive Officer of the Company from February 1989 until 1991. Mr. Lager has served as a director of the Company since 1982. He currently serves as Chairperson of the Audit Committee of the Board of Directors. Mr. Lager is a director of Working Assets Funding Service and Whole Foods Market, Inc., the largest chain of natural food supermarkets in the country.

          Frederick A. Miller has served as a director of the Company since 1992. Since 1985, he has been President of the Kaleel Jamison Consulting Group, Inc., a strategic cultural change and management consulting firm. Mr. Miller serves as a member of the Compensation Committee of the Board of Directors.

          Henry Morgan has served as a director of the Company since 1987. Mr. Morgan serves as Chairperson of the Compensation Committee and as a member of the Audit Committee of the Board of Directors. He is President and sole director of Symbolics, Inc., a corporation which has filed for protection under Chapter 11 of the United State Bankruptcy Code. He is also a director of Cambridge Bancorporation.

          Frances Rathke has served as Chief Financial Officer and Chief Accounting Officer of the Company since April, 1990 and Secretary and Treasurer effective January 1, 1991. Prior to this, Ms. Rathke was Controller of the Company.

          Jerry Welsh is a consultant for the Company with responsibility for Sales and Marketing since October 1995. Jerry Welsh is President of Welsh Marketing Associates, Inc. which he formed in 1988. Prior to this, Mr. Welsh was Senior Executive Vice President for The E. F. Hutton Group, Inc.

          Bruce Bowman has served as Senior Director of Operations since August 1995. Prior to this, Mr. Bowman was Senior Vice President of Operations at Tom's Foods, Inc., a food manufacturing company from April 1991 until August 1995.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the cash compensation paid by the Company in Fiscal Years 1993 - 1995 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer (Ben Cohen was CEO prior to Robert Holland's election in January 1995) and the Company's other executive officers at the end of the 1995 fiscal year whose total salary and bonuses for 1995 exceeded $100,000:

                                                                               Long-Term Compensation
                      Annual Compensation                                     Awards            Payouts
                      -------------------                              ------------------------------------
                                                            Other                    Securities                        All
Name and                                                   Annual      Restricted    Underlying                      Other
Principal                                                 Compen-           Stock      Options/       LTIP         Compen-
Position                  Year  Salary      Bonus(2)     ation(4)       Awards(3)          SARS    Payouts       sation(5)
--------                  ----  ------      --------     --------       ---------          ----    -------       ---------
Ben Cohen                 1995  $132,500        --                                                                  $2,195
Chairperson               1994  $132,500        --                                                                  $2,650
and CEO(1)                1993  $133,212        --                                                                  $2,664

Jerry Greenfield          1995  $132,500        --                                                                  $2,195
Vice Chairperson          1994  $132,745        --                                                                  $2,655
                          1993  $132,517        --                                                                  $2,650


Robert Holland, Jr.       1995  $225,962   $100,000                                    $180,000                        --
CEO, President and
Director

Frances Rathke            1995  $125,000     $1,281                                      30,000                     $2,260
CFO, Treasurer            1994  $121,398       $611                                                                 $2,440
and Secretary             1993  $110,000     $1,581                                                                 $2,232

Elizabeth Bankowski       1995  $125,000       $745       $14,341         $21,360         5,000                     $2,267
Director of Social        1994  $115,803       $328                                                                 $2,323
Mission Development       1993  $105,000       $694                                                                 $2,114


(1) Ben Cohen was CEO prior to January 31, 1995.

(2) "Bonus" includes discretionary distributions under the Company's profit sharing plan pursuant to which a cash bonus was awarded to all employees (other than co-founders, Ben Cohen and Jerry Greenfield, CEO Robert Holland, and Senior Director of Operations Bruce Bowman). Robert Holland was awarded a bonus in accordance with his employment contract of $100,000 for the year 1995.

(3) "Restricted Stock Awards" includes restricted stock awards of 2000 shares made in 1995. No other restricted stock awards were made in 1993-1995, or are outstanding. Award was vested at date of grant.

(4)  "Other  Annual   Compensation"   consists  of  gross-up  payments  for  tax
liabilities incurred on the restricted stock award granted in 1995.

(5) "All Other Compensation" includes company contributions to 401(K) plans.

Option/SAR Grants in 1995

                                                                                         Potential
                                                                                         Realizable
                                                                                          Value at
                                       Percentage                                      Assumed Annual
                                        of Total                                          Rates of
                                        Options/                                         Stock Price
                                          SARS         Exercise                          Appreciation
                        Options/       Granted to         or                           for Option Term
                           SARS         Employees     Base Price   Expiration
                         Granted         in 1995      (per share)     Date            5%            10%
                         -------         -------      -----------     ----            --            ---
Ben Cohen .........            0              0              0              0              0              0
Jerry Greenfield               0              0              0              0              0              0
Robert Holland, Jr       180,000            75%      $   10.81        1/29/03     $1,223,073     $3,101,104
Frances Rathke ....       30,000         12.50%     $10.63-$14.00     3/31/04     $  253,539     $  642,517
Elizabeth Bankowski        5,000          2.08%      $   10.63        3/31/04     $   33,326     $   84,707

Aggregated Option/SAR Exercises in 1995 and 1995 Year-End
Option/SAR Values



                                Shares                                                     Value of Unexercised
                              Acquired                  Number of Unexercised              In-The-Money Options/
                                    on                Options/SARS at 12/30/95               SARS at 12/30/95
                              Exercise     Value      ------------------------               ----------------
                                   (#)   Realized   Exercisable   Unexercisable         Exercisable  Unexercisable
                                   ---   --------   -----------   -------------         -----------  -------------
Ben Cohen                           0          0             0               0                   0           ---
Jerry Greenfield                    0          0             0               0                   0           ---
Robert Holland, Jr.                 0          0        20,000         160,000             $78,750      $630,000
Frances Rathke                      0          0         2,500          28,685             $10,300       $29,050
Elizabeth Bankowski                 0          0         2,500           3,470             $10,300       $10,300


         Directors who are not employees or full-time consultants of the Company receive $9,000 per year plus expenses. On December 17, 1992, two non-employee directors, Mr. Chandler and Mr. Morgan, each received awards of 1,000 shares of the Company's Class A Common Stock under the 1992 Non-Employee Directors' Restricted Stock Plan. The shares had a market value on the date of grant of $28.50 per share.

         The Company has also adopted the 1995 Non-Employee Directors Plan for Stock in lieu of Directors Cash Retainer under which directors may elect to be paid annually, in lieu of the cash retainer for Board services, shares of common stock having a fair market value (as of the date of payment) equal to the amount of such annual retainer. This plan was not implemented with respect to the year 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 8, 1996 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock, Class B Common Stock and Preferred Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of Class A Common Stock, Class B Common Stock or Preferred Stock, (ii) each director and executive officer of the Company individually, (iii) all directors and officers of the Company as a group and
(iv) The Ben & Jerry's Foundation, Inc. The mailing address of each of the persons shown and of the Foundation is c/o the Company, 115 Kimball Avenue, South Burlington, Vermont 05403.

                                  Amount of                   Amount of
                                  Beneficial                 Beneficial              Amount of
                                 Ownership of               Ownership of             Beneficial
                                    Class A                   Class B               Ownership of
                                 Common Stock               Common Stock          Preferred Stock
                                 ------------               ------------          ---------------
                                        Percentage                 Percentage            Percentage
                               Number       of          Number         of       Number       of
                                 of     Outstanding       of      Outstanding     of     outstanding
                               Shares    Shares (a)     Shares     Shares (b)   Shares     Shares
                               ------    ----------     ------     ----------   ------     ------

Ben Cohen (c)                 604,373        9.6       487,876        52.24          0         0
Robert Holland, Jr.                 0        0               0         0             0         0
Fred Lager (d)                 30,600        *          53,600         5.90          0         0
Jeffrey Furman (e),(f)         10,000        *          30,300         3.30          0         0
Merritt C. Chandler             1,072        *              36         *             0         0
Henry Morgan                    2,700        *               *         *             0         0
Jerry Greenfield (e)          130,000        2.01       90,000         9.90          0         0
Frederick Miller                  600        *               0         0             0         0
Elizabeth Bankowski             3,182        *               0         0             0         0
Frances Rathke                  3,315        *               0         0             0         0
Bruce Bowman                        0        0               0         0             0         0
                              -------       -----      -------        -----          -         -
All Officers and directors
as a group (13 persons)       785,842       12.53      661,812        72.60          0         0
                              =======       =====      =======        =====          =         =
The Ben & Jerry's
Foundation, Inc.                    0        0               0         0           900       100
                                    =        =               =         =           ===       ===

----------------------

*      Less than 1%

(a) Based on the number of shares of Class A Common Stock outstanding as of March 8, 1996. Each share of Class A Common Stock entitles the holder to one vote.

(b) Based on the number of shares of Class B Common Stock outstanding as of March 8, 1996. Each share of Class B Common Stock entitles the holder to ten votes.

(c) Under the regulations and interpretations of the Securities and Exchange Commission, Mr. Cohen may be deemed to be a parent of the Company.

(d)  Mr. Lager owns these shares jointly with his wife.

(e) By virtue of their positions as two of the three current directors of the Foundation, which has the power to vote or dispose of the Preferred Stock, each of Messrs. Greenfield, a co-founder, Director and Vice Chairperson of the Company, and Furman, a Director of and consultant to the Company, may be deemed, under the regulations and interpretations of the Securities and Exchange Commission, to own beneficially the Preferred Stock.

(f) Does not include 210 shares of Class A Common Stock and 105 shares of Class B Common Stock owned by Mr. Furman's wife, as to which he disclaims beneficial ownership.

(g) While the Foundation is an entity legally separate from the Company, it may be deemed to be an affiliate of the Company under the securities laws.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Greenfield, Vice Chairperson, is also a director and President of the Foundation. Mr. Furman is a director of the Foundation.

     During the year ended December 30, 1995, the Company purchased Rain Forest Crunch cashew-brazilnut buttercrunch candy to be included in Ben & Jerry's Rain Forest Crunch flavor ice cream for an aggregate purchase price of approximately $1,500,000 from Community Products, Inc., a company of which Messrs. Cohen and Furman are the principal stockholders and of which Mr. Cohen is also president. Mr. Lager was a director until January 1994. The candy was purchased from Community Products, Inc. at competitive prices and on standard terms and conditions. Although the Company expects to purchase additional quantities of candy from Community Products, Inc., termination of Ben & Jerry's relationship with this supplier would not have a material effect on the Company's business.

     Subsequent to year-end 1990, Messrs. Lager and Furman retired as employees of the Company and as President (and Chief Executive Officer) and Secretary, respectively. Messrs. Lager and Furman first provided services to the Company in 1982 and 1978, respectively, and have been instrumental, along with the co-founders of the Company, in its emergence as a leading super premium ice cream business and a socially responsible Vermont company. The Board has approved the following employment termination arrangements for Messrs. Lager and Furman, each of whom remains a director of the Company and a consultant to the Company.

     Under the terms of the Employment Agreement dated January 1, 1984 between the Company and Mr. Lager, Mr. Lager is entitled, in consideration of his covenant not to compete for the period of two years after termination of employment, to severance compensation during that two year period at his annual base salary level in effect on the date of termination of employment ($100,000 per year). The Employment Agreement was amended (i) to extend the termination date from December 31, 1989 to February 2, 1991, (ii) to provide that the Company pay for family health insurance coverage under the Company's regular employee health insurance plan for a twelve year period after termination, (iii) to transfer to Mr. Lager a $1 million life insurance policy presently held by the Company on Mr. Lager's life and to provide for continued payment by the Company of the premiums due on the life insurance policy (currently $11,745 per year) until the date when the policy becomes "self-funding", which is estimated to be December 31, 2002, and (iv) to extend the non-compete provisions for an additional three years (without any additional payment) beyond the two-year post-employment non-competition period provided for in the original Employment Agreement.

     Under the terms of a Consulting Agreement dated as of January 17, 1991 (the "Original Consulting Agreement"), Mr. Lager agrees to furnish management consulting services to the Company upon the Company's request (up to approximately 40 hours per month, at the Company's request, subject to holidays and vacations) for a five- year period, commencing February 3, 1991, with compensation being paid at the rate of $75,000 for the first year, and with $5,000 annual increases for each of the following four years. Under the Agreement Mr. Lager has agreed not to compete with the Company during the term of and for a period of two years following the expiration of the Agreement.

     Mr. Lager's Original Consulting Agreement was amended in 1994 and 1995 to reflect additional consulting services during the period the Company was searching for a new Chief Executive Officer and while Mr. Lager was Acting Director of Manufacturing. Mr. Lager furnished full-time management consulting services and was compensated at the rate of $3,300 per week plus reasonable out-of-pocket expenses for the period July 1, 1994 through December 31, 1994. For the period January 1, 1995 through August 31, 1995, Mr. Lager was compensated at the rate of $4,615 per week in addition to payments at the rate due under the Original Consulting Agreement, plus reasonable out-of-pocket expenses. Commencing September 1995, Mr. Lager is providing only part-time consulting services called for under the Original Consulting Agreement at the rate provided therein, which is now $8,333 per month, plus reasonable out-of-pocket expenses. In 1994 and 1995, Mr. Lager was paid $147,217 and $235,902. The term of his Original Consulting Agreement, as extended by the 1994-1995 amendment, is July 31, 1996.

     Under the terms of a Severance and Non-Competition Agreement dated as of December 31, 1990, Mr. Furman was entitled to two-year severance/non-competition payments similar to those paid to Mr. Lager. Under the terms of the Agreement, Mr. Furman was entitled, as severance and in consideration of his covenant not to compete for a period of five years after termination of employment, to compensation payable for the first two years after termination on March 2, 1991 at the annual rate of $60,000. The Severance and Non-Competition Agreement also provides for the Company to pay for family health insurance coverage under the Company's regular employee health insurance plan for an eight-year period after termination. In 1995, Mr. Furman was paid $51,938 for consulting services in connection with his work on behalf of the Company as the Chair of the CEO Search Committee and consultant for certain projects including the Russian joint venture, franchise partnershops and alternative supplier arrangements.

     Mr.  Holland was hired  January 30, 1995 as President  and Chief  Executive
Officer and replaced Mr. Lacy as a Director in March 1995. Under Mr. Holland's Employment Agreement which has a term of four years, Mr. Holland is entitled to a base salary of $250,000 per year, subject to increase from time to time by the Board of Directors, and an annual incentive award payable in cash or vested shares of Class A Common Stock as determined by the Compensation Committee of the Board of Directors in an amount up to but not exceeding $125,000, with all or such portion thereof to be earned on a sliding scale based upon the extent to which the Committee determines that Mr. Holland has met in each fiscal year the objectives previously established for that year by the Compensation Committee. For 1995, the Incentive Award Objectives were financial objectives and for years 1996 and beyond the Objectives will be financial and non-financial in nature (i.e. Internal Culture and External Social Responsibility, etc.). Under the Company's 1985 Stock Option Plan, Mr. Holland received non- incentive stock options to purchase 180,000 shares of Class A Common Stock of the Company at an exercise price of $10 13/16 per share equal to the fair market value at the date of grant. The options have a term of eight years and become exercisable at the rate of 20,000 shares a year for the first four years, and thereafter at the rate of 25,000 a year so long as Mr. Holland is an employee of the Company under this Agreement, provided that, in lieu of said "regular" annual vesting of options during the fifth through eighth years, options for 25,000 shares which are at the time the latest options to become "regularly" exercisable by the passage of time become exercisable, by acceleration, upon the Committee's determination by March 15th of each year, commencing March 15, 1996, that Mr. Holland has met the Non-Financial Option Objectives previously established for that fiscal year by the Committee. As of March 28, 1996 no options had been accelerated. The agreement provides for termination of employment by the Company for cause (as defined) and also provides for termination by the Company other than for cause or by Mr. Holland for good reason (as defined), in each of which events Mr. Holland is entitled to receive for the remaining period of the four year term his base salary and an amount equal to the average Incentive Award that was earned prior to termination under the Agreement times the period remaining and all options which could have become exercisable upon "regular" annual vesting prior to the end of the four year term shall be accelerated and become vested upon such termination. The Agreement also provides that during the term and for two years thereafter Mr. Holland will not compete with the Company.

     Mr. Cohen, Chairperson and a director, has an employment agreement which has been extended for a term ending April 30, 1997. The agreement provided for a base salary, which may be increased by the Board (the Board has currently fixed such base salary at $150,000), and he is entitled to an incentive bonus at the discretion of the Board. The agreement also provides for certain medical benefits and a covenant not to compete during the term of the agreement and for a two year period thereafter, in consideration of payment by the Company (except as otherwise provided in the agreement) of the then-current base salary during the two-year period.

     Mr. Greenfield, Vice Chairperson, a director and also a director and President of Ben & Jerry's Foundation, has an employment agreement which has been extended for a term ending April 30, 1997. The agreement provides for a base salary, which may be increased by the Board (the Board h as currently fixed such base salary at $150,000), and he is entitled to an incentive bonus at the discretion of the Board. The agreement also provides for certain medical benefits and a covenant not to compete during the term of the agreement and for a two-year period thereafter, in consideration of payment by the Company (except as otherwise provided in the agreement) of the then-current base salary during the two-year period.

     Mr. Bowman, Senior Director of Operations, has an employment agreement dated August 21, 1995, which has a term of three years, expiring August 20, 1998. The agreement provides for an annual base salary, which may be increased by the Board (the Board has currently fixed such base salary at $160,000), and he is entitled to an incentive bonus, not exceeding 35% of his base salary (payable in cash and shares of Class A Common Stock under the Company's Restricted Stock Plan), as determined by the Chief Executive Officer, subject to approval of the Compensation Committee. The amount of the award for the 1995 short year was $40,000. The agreement also provides for stock options on 25,000 shares of Class A Common Stock which were granted in August, 1995, vesting over a period of six years, commencing January 1, 1997. The agreement also provides for medical, life insurance, 401(k)plan and other employee benefits, a covenant not to compete during the term of the agreement and for a two-year period thereafter, and for one year's continuation of then-current base salary and annual incentive award at the rates in effect on the date of termination of his employment by the Company without cause.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  List of financial  statements and financial statement  schedule:

                                                                      Form 10-K
                                                                       Page No.
                                                                       --------

     (1) The following consolidated financial statements are included in Item 8:

          Consolidated Balance Sheets as of December 30, 1995 and
          December 31, 1994                                                F-2

          Consolidated Statements of Operations for the years
          ended December 30, 1995, December 31, 1994, and
          December 25,1993                                                 F-3

          Consolidated Statements of Stockholders' Equity for the
          years ended December 30, 1995, December 31, 1994 and
          December 25, 1993                                                F-4

          Consolidated Statements of Cash Flows for the years
          ended December 30, 1995, December 31, 1994 and December
          25, 1993                                                         F-5

          Notes to Consolidated Financial Statements               F-6 to F-16

     (2)  The following financial statement schedule is included
          in Item 14 (d)                                                  F-17

          SCHEDULE II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.


Exhibit No.
-----------


3.1 Articles of Association, as amended, of the Company (filed with the Securities and Commission as Exhibit 3.1 and 3.1.1 to the Company's Registration Statement on Form-1 (File No. 33-284) and incorporated herein by reference).

3.1.1     Amendment to Articles of Association on June 27, 1987 (filed as
          Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987 and incorporated herein by reference).

3.1.2     Amendment to Articles of Association on September 7, 1993 (filed as
          Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1993 and incorporated herein by reference).

3.1.3     Amendment to Articles of Association on August 4, 1995 (filed as
          Exhibit 3.1.3 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

3.2 By-laws as amended through November 10, 1995 (filed as Exhibit 3.2.2 to the Company's Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).

3.2.1 Section 2 of Article 5 of the By-laws as amended on January 18, 1996 (filed herewith).

4.1       See Exhibit 3.1.

4.2       See Exhibit 3.2

4.3 Mortgage and Security Agreement among the State of Vermont, the Company and the Howard Bank, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

4.4 Guaranty by the Company accepted by the Howard Bank, N.A., Trustee, and Marine Midland Bank, N.A., as amended (filed as Exhibits 4.2 and
          4.2.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference), as amended November 20, 1987 (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated by reference), as amended January 31 and March 10, 1989 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

4.4.1 Amendment to item 4.4 dated July 28, 1992 (filed an Exhibit to the Company's Registration Statement on Form S-3 (file no. 33-51550) and incorporated herein by reference).

4.5 Loan Agreement and Amendment between the Village of Waterbury, Vermont and the Company (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1(file no. 33-284) and incorporated herein by reference).

4.6 Second Mortgage and Security Agreement dated December 11, 1984 between the Company and the Village of Waterbury, Vermont (filed as Exhibit
          4.5 to the Company's Registration Statement on Form S-1 (file no. 33-284)and incorporated herein by reference).

4.7 Grant Agreement between the Secretary of Housing and Urban Development and the Village of Waterbury, Vermont dated September 15, 1984 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

4.8 Form of Class A Common Stock Certificate (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference).

4.9 Form of Class B Common Stock Certificate (filed as Exhibit 4.9 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference).

4.10      Omitted.

4.11 Senior Note Agreement dated as of October 13, 1993 between Ben & Jerry's Homemade, Inc. and The Travelers Insurance Company and Principal Mutual Life Insurance Company (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1993 and incorporated herein by reference).

          The registrant agrees to furnish a copy to the Commission upon request of any other instrument with respect to long-term debt (not filed as an exhibit), none of which relates to securities exceeding 10% of the total assets of the registrants.




10.1 Employment Agreement between Bennett R. Cohen and the Company (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

10.1.1    Amendment to Employment Agreement dated as of March 27,1991 (filed as
          Exhibit 10.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

10.1.2 Amendment to Employment Agreement dated as of May 1, 1995 (filed herewith).

10.2      Employment Agreement between Fred Lager and the Company(filed as
          Exhibit 10.2 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

10.2.1 Amendment to Employment Agreement dated as of December 31, 1990 (filed as Exhibit 10.2.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference).

10.2.2 Consulting Agreement between Fred Lager and the Company dated as of January 17, 1991 (filed as Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for the year ended December 18, 1991 and incorporated herein by reference).

10.2.3 Amendment to Consulting Agreement between Fred Lager and the Company dated as of July 1, 1994 (filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.2.4 Amendment to Consulting Agreement between Fred Lager and the Company dated as of January 1, 1995 (filed as Exhibit 10.2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.3 Employment Agreement between Charles Lacy and the Company dated August 18, 1994 (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4 Employment Agreement dated May 1, 1995 between Jerry Greenfield and the Company (filed herewith).

10.5 Settlement Agreement dated March 20, 1985 between the Company and Haagen-Dazs, Inc. (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference).

10.6      Omitted.

10.7 License Agreement between the Company and L.S. Heath & Sons, Inc. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

10.8 Distribution Agreement between the Company and Dreyer's Grand Ice Cream, Inc. dated January 6, 1987 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K For the year ended December 31, 1986 and incorporated herein by reference), as amended as of January 20, 1989 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.8.1 Amendment to Item 10.8 dated August 31, 1992 (filed as Exhibit 28.1 to the Company's Registration Statement on Form S-3 (file no. 33-51550) and incorporated here-in by reference).

10.8.2 Amendment to Item 10.8 dated April 18, 1994 filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q dated March 26, 1994 and incorporated here-in by reference).

10.8.3 Subdistribution Agreement between the Company and Dreyer's Grand Ice Cream, Inc. dated February 7, 1994 (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q dated March 26, 1994 and incorporated here-in by reference.)

10.8.4    Amendment to Item 10.8.3 dated October 27, 1995 (filed herewith).

10.9 License Agreement between the Company and Jerry Garcia and Grateful Dead Productions, Inc. dated July 26, 1987(filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference).

10.10     Omitted.

10.11 Area Franchise Agreement between the Company and Ben & Jerry's of Indiana Inc. dated November 18, 1987 (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference).

10.12     Omitted.

10.13 Franchise Agreement between the Company and Ben & Jerry's of California, Inc. dated June 13, 1988 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.13.1   Amendment to 10.13 effective December 17, 1990 (filed as Exhibit
          10.13.1 to the Company's Annual Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.13.2   Amendment to 10.13 dated as of March 20, 1992 (filed as Exhibit
          10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.14 Area Franchise Amended and Restated Agreement between the Company and Ben & Jerry's West Coast, Inc. dated March 27, 1992 (filed as Exhibit
          10.13.2 on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.15 Franchise Agreement between the Company and BJ O/R, a California limited partnership, dated June 9, 1993 (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1993 and incorporated herein by reference).

10.16     Omitted.

10.17 Lease between the Company and Stedeley Partnership dated November 30, 1988 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.18 Manufacturing and Warehouse Agreement between the Company and Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, Inc. dated April 5, 1989 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

10.18.1   Amendment to Item 10.18 dated September 18, 1992 (filed as Exhibit
          10.18.1 to the Company's Annual Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.18.2   Amendment to Item 10.18 dated November 12, 1992(filed as Exhibit
          10.18.2 to the Company's Annual Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.18.3 Amendment to Item 10.18 dated September 2, 1994 (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994 and incorporated herein by reference).

10.19 1986 Restricted Stock Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

10.20 1986 Employee Stock Purchase Plan (filed as Exhibit 4 to the Company's Registration Statements on Form S-8 (file nos. 33-9420 and 33-17594) and incorporated herein by reference).

10.20.1 Amendment to Employee Stock Purchase Plan dated on August 4, 1995 (filed as Exhibit 10.20.1 on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

10.21 1985 Stock Option Plan (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

10.21.1 1994 Amendment to 1985 Stock Option Plan (filed as Exhibit 10.21.1 to the Company's Annual Report on Form 10-K for the year ended December 30, 1994 and incorporated herein by reference).

10.22 Ben & Jerry's Homemade, Inc. Employees' Retirement Plan as amended (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

10.22.1   Amendment to Item 10.22 dated January 1, 1990 (filed as Exhibit
          10.22.1 to the Company's Report on Form 10-K for the year ended December 29, 1991 and incorporated herein by reference).

10.22.2 Amendment to Item 10.22 dated June 28, 1990 (filed as Exhibit 10.22.2 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.22.3   Amendment to Item 10.22 dated January 1, 1991 (filed as Exhibit
          10.22.3 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.23 1991 Restricted Stock Plan (filed as Exhibit 10.23 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.24 Severance/Non-Competition Agreement dated as of December 31, 1990 between Jeffrey Furman and the Company (filed as Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.25     Omitted.

10.26 Directors and Officers Liability Insurance Policy, dated February 24, 1995 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.26.1 Directors and Officers Liability Insurance Policy, Binder dated February 24, 1996 (filed herewith)

10.27     1992 Non-employee Directors' Restricted Stock Plan (filed as Exhibit
          10.27 to the Company's Annual Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.28 Employment Agreement between Robert Holland Jr. and the Company dated January 30, 1995, (filed as Exhibit 10.28 to the Company's Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.29 1995 Equity Incentive Plan (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

10.30 Non-Employee Director's Plan For Stock In Lieu of Directors' Cash Retainer Dated August 4, 1995 (filed as Exhibit 10.30 to Form 10-Q quarter ended July 1, 1995 and incorporated herein by reference).

10.31 Employment Agreement dated August 21, 1995 between the Company and Bruce Bowman (filed herewith).

10.32 Lease dated February 1, 1996 between the Company and Technology Park Associates, Inc. (filed herewith).

11.0      Statement Re:  Computation of Per Share Earnings (filed herewith).

21.1 Subsidiaries of the registrant as of December 30, 1995 (filed herewith).

23.1      Consent of Ernst & Young LLP (filed herewith).

          (b) No Current Reports on Form 8-K were filed during the fourth quarter of 1995.


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEN & JERRY'S HOMEMADE, INC.

Dated: March 28, 1996                       By: __________________________
                                                /s/Robert Holland Jr.
                                                   President and CEO




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



March 28, 1996                              ____________________________________
                                            /s/Elizabeth Bankowski
                                            Director, Director of Social Mission
                                            Development

March 28, 1996                              ____________________________________
                                            /s/Merritt C. Chandler
                                            Director

March 28, 1996                              ____________________________________
                                            /s/Bennett R. Cohen
                                            Director and Chairperson

March 28, 1996                              ____________________________________
                                            /s/Jeffrey Furman
                                            Director

March 28, 1996                              ____________________________________
                                            /s/Jerry Greenfield
                                            Director and Vice Chairperson

March 28, 1996                              ____________________________________
                                            /s/Robert Holland Jr.
                                            Director, President and
                                            Principal Executive Officer

March 28, 1996                              ____________________________________
                                            /s/Fred E. Lager
                                            Director

March 28, 1996                              ____________________________________
                                            /s/Frederick A. Miller
                                            Director

March 28, 1996                              ____________________________________
                                            /s/Henry Morgan
                                            Director


March 28, 1996                              ____________________________________
                                            /s/Frances Rathke
                                            Principal Financial Officer and
                                            Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2),(c)and(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 30, 1995

                           BEN & JERRY'S HOMEMADE INC.

                            SOUTH BURLINGTON, VERMONT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE






Report of Independent Auditors.............................................F-1

Consolidated Balance Sheets as of December 30, 1995 and December
     31, 1994..............................................................F-2

Consolidated Statements of Operations for the years ended
     December 30, 1995, December 31, 1994, and December 25,
     1993..................................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December 30, 1995, December 31, 1994, and December 25,
     1993...............................................................  .F-4

Consolidated Statements of Cash Flows for the years ended
     December 30, 1995, December 31, 1994, and December 25,
     1993..................................................................F-5

Notes to Consolidated Financial Statements.........................F-6 to F-16

Financial Schedule:

SCHEDULE II - Valuation and Qualifying Accounts...  ......................F-17

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Ben & Jerry's Homemade, Inc.

We have audited the accompanying consolidated balance sheets of Ben & Jerry's Homemade, Inc. as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ben & Jerry's Homemade, Inc. at December 30, 1995 and December 31, 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

Boston, Massachusetts
January 26, 1996

Consolidated Balance Sheets
(In thousands except share data)

                                                                                    December 30,     December 31,
                                                                                         1995             1994
                                                                                         ----             ----
Assets
Current assets:

     Cash and cash equivalents ..............................................       $  35,406        $  20,778
     Accounts receivable
         Trade (less allowance of $802 in 1995 and $504 in 1994
          for doubtful accounts) ............................................          11,660            9,902
         Other ..............................................................             854            2,003
     Inventories ............................................................          12,616           13,463
     Deferred income taxes ..................................................           3,599            3,146
     Income taxes receivable ................................................           2,831            2,098
     Prepaid expenses .......................................................           1,097              534
                                                                                        -----              ---
         Total current assets ...............................................          68,063           51,924
                                                                                       ------           ------
Property, plant and equipment, net ..........................................          59,600           57,981
Investments .................................................................           1,000            8,000
Other assets ................................................................           2,411            2,391
                                                                                        -----            -----
                                                                                    $ 131,074        $ 120,296
                                                                                    =========        =========

Liabilities & Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses ..................................       $  16,592        $  13,915
     Current portion of long-term debt and
         capital lease obligations ..........................................             448              553
                                                                                          ---              ---
              Total current liabilities .....................................          17,040           14,468
                                                                                       ------           ------

Long-term debt and capital lease obligations ................................          31,977           32,419
                                                                                       ------           ------

Deferred income taxes .......................................................           3,526              907
                                                                                        -----              ---
Commitments and contingencies
Stockholders' equity:
     $1.20 noncumulative Class A preferred stock -
         $1.00 par value, redeemable at the Company's option
         at $12.00 per share; 900 shares authorized,
         issued and outstanding, aggregate preference
         on voluntary or involuntary liquidation - $9,000 ...................               1                1
     Class A common stock - $.033 par value; authorized
         20,000,000 shares; issued: 6,330,302 shares at
         December 30, 1995 and 6,290,580 shares at
         December 31, 1994 ..................................................             209              208
     Class B common stock - $.033 par value; authorized
         3,000,000 shares; issued: 914,325 shares at
         December 30, 1995 and 932,448 shares at
         December 31, 1994 ..................................................              30               31
     Additional paid-in capital .............................................          48,521           48,366
     Retained earnings ......................................................          31,264           25,316
     Cumulative translation adjustment ......................................            (114)
     Treasury stock, at cost:  67,032 Class A and 1,092......................
         Class B shares at December 30, 1995 and 69,032
         Class A and 1,092 Class B shares at
         December 31, 1994 ..................................................          (1,380)          (1,420)
                                                                                       ------           ------
              Total stockholders' equity ....................................          78,531           72,502
                                                                                       ------           ------
                                                                                    $ 131,074       $  120,296
                                                                                    =========       ==========
                                                See accompanying notes.


Ben & Jerry's Homemade, Inc.

Consolidated Statements of Operations
(In thousands except per share data)

                                                                      Years Ended
                                                  Dec. 30, 1995         Dec. 31, 1994           Dec.25,1993
                                                     (52 weeks)            (53 weeks)            (52 weeks)
                                                     ----------            ----------            ----------


Net sales                                         $     155,333         $     148,802         $     140,328

Cost of sales                                           109,125               109,760               100,210
                                                  -------------         -------------         -------------

Gross profit                                             46,208                39,042                40,118

Selling, general and administrative expenses             36,362                36,253                28,270

Asset write-down                                                                6,779

Other income (expense):
     Interest income                                      1,681                 1,034                   757
     Interest expense                                    (1,525)                 (295)                 (104)
     Other                                                 (597)                 (511)                 (456)
                                                  -------------         -------------         -------------

                                                           (441)                  228                   197
                                                  -------------         -------------         -------------

Income (loss) before income taxes                         9,405                (3,762)               12,045

Income taxes (benefit)                                    3,457                (1,893)                4,844
                                                  -------------         --------------        -------------


Net income (loss)                                 $       5,948         $     (1,869 )        $       7,201
                                                  =============         ============          =============

Net income (loss) per common share                $        0.83         $       (0.26)        $        1.01

Weighted average common and common
     equivalentshares outstanding                         7,222                 7,148                 7,138

                             See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands except share data)


                                           Preferred
                                             Stock     Common Stock                                                Treasury Stock
                                             -----     ------------                                                --------------
                                                     Class A Class B  Additional                       Cumulative  Class A Class B
                                              Par      Par     Par     Paid-in  Retained  Unearned     Translation
                                             Value    Value   Value    Capital  Earnings Compensation   Adjustment   Cost   Cost
                                             -----    -----   -----    -------  ---------------------   ----------   ----   ----


Balance at December 26, 1992 .............   $    1   $ 206    $ 33    $47,941   $19,984    $(38)         $ 0    $(1,362)  $ (5)
Net income ...............................                                         7,201
Common stock issued under stock
     purchase plan (12,826 Class A shares)                                 280
Common stock issued under restricted
     stock plan (100 Class A shares) .....                                   1                                         2

Conversion of Class B shares to Class A
     shares (14,371 shares) ..............                1      (1)
Amortization of unearned
     compensation ........................                                                    18
                                          --------------------------------------------------------------------------------------
Balance at December 25, 1993 .............        1     207      32     48,222    27,185     (20)          0      (1,360)    (5)
Net income (loss) ........................                                        (1,869)
Common stock issued under stock
     purchase plan (8,619 Class A shares)                                  139
Conversion of Class B shares to Class A
     shares (15,189 shares) ..............                1      (1)
Termination of stock award (Class A
     shares) .............................                                   5                20                     (55)
                                          --------------------------------------------------------------------------------------
Balance at December 31, 1994 .............        1     208      31     48,366    25,316       0           0      (1,415)    (5)
Net income ...............................                                         5,948
Common stock issued under stock
     purchase plan (21,599 Class A shares)                                 174
Conversion of Class B shares to Class A
     shares (18,123 shares) ..............                1      (1)
Common stock issued under restricted
      stock plan (2,000 Class A shares) ..                                 (19)                                       40

Foreign currency translation adjustment ..                                                              (114)
                                          --------------------------------------------------------------------------------------
Balance at December 30, 1995 .............   $    1   $ 209    $ 30    $48,521   $31,264     $ 0       $(114)    $(1,375)   $(5)
                                             ======   =====    ====    =======   =======     ===       =====     =======    ===


                                              See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Cash Flows
         (In thousands)

                                                                       Years Ended
                                                                       -----------
                                                          December 30, December 31, December 25,
                                                                 1995         1994         1993
Cash flows from operating activities:
           Net income (loss) ..............................   $  5,948  $   (1,869)     $ 7,201
           Adjustments to reconcile net income
               (loss) to net cash provided
               by operating activities:
               Depreciation and amortization ..............      5,928       4,707        4,303
               Deferred income taxes ......................      2,166      (1,564)        (264)
               Provision for doubtful accounts ............        400         311           58
               Amortization of unearned compensation ......                                  18
               Loss on asset write-down ...................                  6,779
               Loss (gain) on disposition of assets .......        171          69          (10)
               Stock awards ...............................         21                        3
               Changes in assets and liabilities
                    Accounts receivable ...................     (1,009)       (536)      (2,888)
                    Income taxes receivable/payable .......       (733)     (2,442)         650
                    Inventories ...........................        847         (10)       3,637
                    Prepaid expenses and other assets .....       (563)        313         (639)
                    Accounts payable and accrued expenses .      2,677      (1,159)      (4,790)
                                                                 -----      ------       ------
Net cash provided by operating activities .................     15,853       4,599        7,279
                                                                ------       -----        -----


Cash flows from investing activities:
           Additions to property, plant and equipment .....     (7,532)    (26,213)     (17,796)
           Proceeds from sale of property, plant
               and equipment ..............................         96         194           48
           Decrease in investments ........................      7,000      14,000        3,200
           Changes in other assets ........................       (303)       (882)         (57)
                                                                  ----        ----          ---
Net cash used for investing activities ....................       (739)    (12,901)     (14,605)
                                                                  ----     -------      -------


Cash flows from financing activities:
           Net proceeds from long-term debt ...............                 14,936       15,145
           Repayments of long-term debt and
               capital leases .............................       (547)       (700)        (751)
           Net proceeds from issuance of common stock .....        174         139          281
                                                                   ---         ---          ---
Net cash  (used for) provided by financing activities             (373)     14,375       14,675
                                                                  ----      ------       ------

Effect of exchange rate changes on cash ...................       (113)

Increase in cash and cash equivalents .....................     14,628       6,073        7,349
Cash and cash equivalents at beginning of year ............     20,778      14,705        7,356
                                                                ------      ------        -----

Cash and cash equivalents at end of year ..................   $ 35,406    $ 20,778     $ 14,705
                                                              ========    ========     ========


                                                    See accompanying notes.

                                                    Ben & Jerry's Homemade, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Business
     Ben & Jerry's Homemade, Inc. (the Company) makes and sells super premium ice cream and other frozen dessert products through distributors and directly to retail outlets, including Company-owned and franchised ice cream parlors.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates
     The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year
     The Company's fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in December. 1995 was fifty-two weeks, 1994 was fifty-three weeks and 1993 was fifty-two weeks. The effect of the additional week on 1994's results of operations was not material.

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Cash Equivalents
     Cash equivalents represent highly liquid investments with maturities of three months or less at date of purchase.

Investments
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in investment income.

Concentration of Credit Risk
     Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash, investments and trade accounts receivable. The Company places its investments in highly rated financial institutions around the country, obligations of the United States Government and investment grade short-term instruments. No more than 20% of the total investment portfolio shall be in any one issuer or guarantor other than United States Government instruments which limits the amount of credit exposure. The Company sells its products primarily to well established frozen dessert distribution companies throughout the United States and the United Kingdom. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, the Company has not experienced significant losses related to investments or trade receivables.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data


Property, Plant and Equipment
     Property, plant and equipment are carried at cost. Depreciation, including amortization of leasehold improvements, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of assets under capital leases is computed on the straight-line method over the lease term and is included in depreciation expense.

Translation of Foreign Currencies
     Assets and liabilities of the Company's foreign operations are translated into United States dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Transaction gains or losses are recognized as other income or expense in the period incurred. Transaction gains or losses have been immaterial for all periods presented.

Revenue Recognition
     The Company recognizes revenue and the related costs when product is shipped. The Company recognizes franchise fees as income for individual stores when services required by the franchise agreement have been substantially performed and the store opens for business. Franchise fees relating to area franchise agreements are recognized in proportion to the number of stores for which the required services have been substantially performed. Franchise fees recognized as income were approximately $166,000, $82,000 and $103,000 in 1995, 1994 and 1993, respectively. These amounts have been included in net sales.

Advertising
     Advertising costs are expensed as incurred. Advertising expense ( excluding cooperative advertising with distribution companies) amounted to approximately $
4.3 million , $5.0 million, and $1.6 million for the years ended December 30, 1995, December 31, 1994 and December 25, 1993.

Income Taxes
      The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation
     The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so. Accordingly, no compensation expense for stock option grants is recognized.

Earnings Per Share
     Primary earnings per common share is computed based on the weighted average number of shares of Class A and Class B Common Stock outstanding during the period, and for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share did not differ materially from primary earnings per share.

Impact of Recently Issued Accounting Standards
     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data




2. INVENTORIES

                                          1995                        1994
                                          ----                        ----

Ice cream and ingredients          $           11,480         $          12,395
Paper goods                                       674                       486
Food, beverages, and gift items                   462                       582
                                   ------------------         -----------------
                                   $           12,616         $          13,463
                                   ==================         =================


     The  Company  purchases  certain  ingredients   (approximately   $1,500,000
annually) from a company owned by the Company's Chairperson and a member of the Board of Directors.



3. PROPERTY, PLANT AND EQUIPMENT

                                                                Estimated
                                                              Useful Lives/
                                            1995       1994    Lease Term
                                            ----       ----    ----------

Land and improvements ...............    $ 3,575    $ 2,456    15-25 years
Land under capital lease ............        866        866
Buildings ...........................     35,644     13,234    25 years
Equipment and furniture .............     41,324     26,771    3-20 years
Equipment under capital lease .......        934        934    5 years
Leasehold improvements ..............      1,277      2,002    3-10 years
Construction in progress ............        740     32,269
                                             ---     ------
                                          84,360     78,532
Less accumulated depreciation .......     24,760     20,551
                                          ------     ------
                                         $59,600    $57,981
                                         =======    =======


     Accumulated depreciation at December 30, 1995 and December 31, 1994, included accumulated amortization of $902,000 and $874,000 respectively, related to assets under capital lease.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data


4. CASH AND INVESTMENTS

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required under the Statement, the Company adopted the provisions of the new standards as of the beginning of 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting Statement 115 did not have a material effect on the Company's financial statements.

     The Company's cash and investments in debt securities available-for-sale are carried at fair value, which approximates cost, as summarized below:

                                                                 1995       1994
                                                              -------    -------

Municipal bonds ..........................................    $16,507    $ 9,003

U.S. corporate securities ................................     14,139     10,000
                                                              -------    -------
         Total debt securities available-for-sale ........     30,646     19,003

Cash, cash equivalents and money market accounts .........      5,760      9,775
                                                              -------    -------
         Total cash, cash equivalents and investments ....    $36,406    $28,778
                                                              =======    =======

     All debt securities at December 30, 1995 have maturities of less than twelve months. Certain debt securities have been classified as long-term to reflect their intended use to finance capital projects.

     Investments in debt securities mature at par in thirty to forty-five day intervals, at which time the stated interest rates are reset at the then market rate. Gross purchases and maturities aggregated $94,500,000 and $83,525,000 in 1995, and $81,400,000 and $91,960,000 respectively in 1994.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                             1995           1994
                                                          -------        -------
Trade accounts payable ...........................        $ 7,283        $ 5,075
Accrued expenses .................................          6,071          2,627
Accrued construction costs .......................             51          2,975
Accrued payroll and related costs ................          1,749          1,607
Accrued promotional costs ........................          1,313          1,580
Other ............................................            125             51
                                                          -------        -------
                                                          $16,592        $13,915
                                                          =======        =======

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                     1995     1994
                                                                                  -------  -------
Senior Notes - Series A payable in annual installments beginning in 1998 through 2003 with interest payable semiannually at 5.9% ...........  $20,000  $20,000
Senior Notes - Series B payable in annual installments beginning
     in 1998 through 2003 with interest payable semiannually at 5.73% ..........   10,000   10,000
Industrial Revenue Bonds (IRB), payable in monthly installments of $12,500  plus  interest at 75% of the prime rate (6.375% at December 30,
     1995 and 6.375% at December 31, 1994) through
     June 2000 .................................................................      613      766
Urban Development Action Grant, payable in quarterly installments
     of $22,130 including interest at 9% through April 2000 ....................      310      367
Capital lease obligations ......................................................      771      827
Other long-term obligations ....................................................      731    1,012
                                                                                  -------  -------
                                                                                   32,425   32,972
Less current portion ...........................................................      448      553
                                                                                  -------  -------
                                                                                  $31,977  $32,419
                                                                                  =======  =======

     Property, plant and equipment having a net book value of approximately $18,872,000 at December 30, 1995 is pledged as collateral for certain long-term debt.

     Long-term debt and capital lease obligations at December 30, 1995 maturing in each of the next five years and thereafter are as follows:

                                           Capital lease       Long-term
                                            obligations          debt
                                            -----------          ----

       1996                                 $     114        $     382
       1997                                       581              343
       1998                                        15            5,411
       1999                                        15            5,295
       2000                                        15            5,229
       Thereafter                                 245           14,994
                                                  ---           ------

       Total minimum payments                     985           31,654
       Less amounts representing interest         214
                                                  ---           ------
       Present value of minimum payments    $     771        $  31,654
                                            =========        =========


     Interest of approximately $497,000, $1,288,000 and $295,000 was capitalized in 1995, 1994 and 1993, respectively, as part of the acquisition cost of property, plant and equipment. Interest paid, including interest capitalized, amounted to $2,023,000, $1,755,000 and $239,000 for 1995, 1994 and 1993,
respectively.

     The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' Base Rate or at the Eurodollar Rate plus a maximum of up to 1.25%. The agreements expire December 29, 1998 and September 29, 1998, respectively, and any outstanding borrowings are due at that time. No amounts were borrowed under these or any prior bank agreements during 1995, 1994, and 1993.

     Certain of the debt agreements contain certain restrictive covenants requiring maintenance of minimum levels of working

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data




capital, net worth and debt to capitalization ratios. As of December 30, 1995 the Company was in compliance with the provisions of these agreements. Under the most restrictive of these covenants requiring maintenance of a minimum consolidated tangible net worth of $55 million, approximately $23,000,000 of retained earnings at December 30, 1995 was available for payment of dividends.


7. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                1995                  1994             1993
                                ----                  ----             ----
     Federal:
             Current         $    873            $    (314)        $ 4,086
             Deferred           1,695               (1,263)           (211)
                                -----               ------            ----
                                2,568               (1,577)          3,875

       State:
             Current              418                  (15)          1,022
             Deferred             471                 (301)            (53)
                                  ---                 ----             ---
                                  889                 (316)            969
                                  ---                 ----             ---
                              $ 3,457             $ (1,893)        $ 4,844
                              =======             ========         =======


     Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                              1995       1994        1993
                                              ----       ----        ----
Tax at statutory rate ..................      34.0%     (34.0)%      35.0%
State tax, less federal tax effect .....       4.5       (5.6)        5.3
Income tax credits .....................      (2.9)      (6.7)
Municipal bond interest ................      (1.1)      (5.0)       (1.8)
Other, net .............................       2.3        1.0         1.7
                                               ---        ---         ---
Provision (benefit) for income taxes ...      36.8%     (50.3)%      40.2%
                                              ====      =====        ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are attributable to the following:

                                                               1995         1994
                                                             ------       ------
Deferred tax assets:
         Accrued liabilities .........................       $1,514       $2,057
         Inventories .................................        1,106          703
         Accounts receivable .........................          386          254

         Other .......................................          695          245
                                                             ------       ------
         Total deferred tax assets ...................        3,701        3,259
                                                             ------       ------

         Deferred tax liabilities:
         Depreciation ................................        3,628        1,003
         Other .......................................                        17
                                                             ------       ------
         Total deferred tax liabilities ..............        3,628        1,020
                                                             ------       ------

         Net deferred tax assets .....................       $   73        2,239
                                                             ======       ======

Income taxes paid amounted to $1,918,000, $2,111,000 and $4,477,000 during 1995,
1994 and 1993, respectively.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data




8. THE BEN & JERRY'S FOUNDATION, INC.

     In October 1985, the Company issued Class A Preferred Stock to The Ben & Jerry's Foundation, Inc. (the Foundation), a non-profit corporation qualified under section 501(c)(3) of the Internal Revenue Code. The primary purpose of the Foundation is to be a principal recipient of cash contributions from the Company which are then donated to various community organizations and other charitable institutions. Amounts expensed for contributions to the Foundation and directly to other charitable organizations, at the rate of approximately 7.5% of income before income taxes amounted to approximately $768,000, and $977,000 for 1995 and 1993 respectively. In 1994 there were no amounts expensed for contributions to the foundation.

     The Preferred Stock is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. Two directors, including one of the founders of the Company, are members of the Board of Directors of the Foundation.


9. STOCK PLANS

     The Company maintains an Employee Stock Purchase Plan which authorizes the issuance of up to 300,000 shares of common stock. All employees with six months of continuous service are eligible to participate in this plan. Participants in the plan are entitled to purchase Class A Common Stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of market value of the stock at the beginning or end of the offering period. At December 30, 1995, 96,664 shares had been issued under the plan and 203,336 shares were available for future issuance.

The Company maintains two Stock Option Plans:

     The 1985 Option Plan provides for the grant of incentive and non-incentive stock options to employees or consultants. The 1985 Option Plan provides that options granted are exercisable at the market value on the date of grant. On March 31, 1994 stock options were granted under the Plan to approximately 500 employees across all levels of the Company. Additional options were granted under the Plan during 1995. While the Company may grant options which may become excercisable at different times or within different periods, the Company has generally granted options to employees of which 50% vest at two years from the date of grant and 100% vest within four years. At December 30, 1995, no shares of Class A Common Stock were available under the 1985 Option Plan for additional grants as the plan had expired.

A summary of the 1985 Option Plan activity is as follows:

                                         Number of           Option Price
                                          Options              Per Share
                                          -------   ----------------------------

Outstanding at December 25, 1993 .......        0   $    0.00      -  $    0.00
    Granted ............................  177,927       16.75      -      16.75
    Exercised ..........................        0        0.00      -       0.00
    Forfeited ..........................  (15,619)      16.75      -      16.75
                                          -------   ---------------------------
Outstanding at December 31, 1994 .......  162,308       16.75      -      16.75
    Granted ............................  215,000       10.63      -      14.00
    Exercised ..........................        0        0.00      -       0.00
    Forfeited ..........................  (19,871)      16.75      -      16.75
                                          -------   ---------------------------
Outstanding at December 30, 1995 .......  357,437   $   10.63      -  $   16.75
                                          =======


Options vested at December 30, 1995 ....   25,000   $   10.63      -  $   10.81

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data




The 1995 Equity Incentive Plan provides for the grant to employees and consultants of incentive and non-incentive stock options , stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards, cash or stock performance awards, loans or supplemental grants, or combinations thereof. At December 30, 1995, 475,000 shares of Class A Common Stock were available under the 1995 Equity Incentive Plan for additional grants.

A summary of the 1995 Equity Incentive Plan activity is as follows:

                                       Number of          Option Price
                                        Options             Per Share
                                        --------  -------------------------

Outstanding at December 31, 1994 .......       0  $    0.00    -  $    0.00
    Granted ............................  25,000      19.00    -      19.00
    Exercised ..........................       0       0.00    -       0.00
    Forfeited ..........................       0       0.00    -       0.00
                                          ------  -------------------------
Outstanding at December 30, 1995 .......  25,000  $   19.00    -  $   19.00

Options vested at December 30, 1995 ....       0  $    0.00    -  $    0.00
                                          ------




     The Company has three restricted stock plans (the 1986,1991, and 1992 Plans) which provide that employees, consultants, or non-employee directors, on becoming eligible, may be awarded shares of Class A Common Stock by the Compensation Committee of the Board of Directors. Shares issued under the plans become vested over periods of up to five years. The Company has also adopted the 1995 Plan, which provides that non-employee directors can elect to receive stock in lieu of a Director's cash retainer. These shares are vested immediately. At December 30, 1995, a total of 71,000 shares had been awarded under these plans, of which 57,955 were fully vested and 13,045 had been forfeited. 33,000 shares were available for future awards. No further shares may be awarded under the 1986 or 1991 Plans. Restricted shares may also be issued under the 1995 Equity Incentive Plan . Unearned compensation on unvested shares is recorded as of the award date and is amortized over the vesting period.

     As of December 30, 1995, a total of 711,336 shares are reserved for future grant under all of the Company's stock plans.


10. EMPLOYEE BENEFIT PLANS

     The Company maintains profit sharing and savings plans for all eligible employees. Contributions to the profit sharing plan are allocated among all current full-time and regular part-time employees (other than the co-founders, CEO and the Senior Director of Operations) based upon length of service with the Company. The profit sharing plan is informal and discretionary. The savings plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least twelve months of service to make annual tax-deferred voluntary contributions up to fifteen percent of their salary. The Company may match the contribution up to two percent of the employee's gross annual salary.

     Total contributions by the Company to the profit sharing and savings plans were approximately $769,000, $508,000 and $894,000 for 1995, 1994 and 1993,
respectively.


11. COMMON STOCK

     In June 1987, the Company's shareholders adopted an amendment to the Company's Articles of Association that authorized 3,000,000 shares of a new Class B Common Stock and redesignated the Company's existing Common Stock as Class A Common Stock. The Class B Common Stock has 10 votes per share on all matters, is generally non-transferable and is convertible into Class A Common Stock on a one-for-one basis.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data



12. WRITE-DOWN OF ASSETS IN 1994

     In 1994, following substantial delays with the implementation and completion of certain automated handling processes and refrigeration hardening equipment of the Company's St. Albans, Vermont plant and after receipt of a report from an outside engineering firm experienced in the refrigerated food industry, the Company decided to replace certain of the software and equipment installed at the new plant. The loss from the write-down of the related assets (including a portion of the previously incurred capitalized interest and project management costs), recorded in the Company's fourth quarter, amounted to $6,779,000 (approximately $4.1 million after tax or $0.57 per share). Of this amount, $3,804,000 was offset against the balance in construction in progress while $2,975,000 was accrued for additional anticipated costs, which were paid during 1995.


13.  LEGAL MATTERS

     On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G. Jakobe, Jr. v. Ben & Jerry's Inc., et al., , was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the Company violated the federal securities laws by making, in 1994, untrue statements of material facts and omitting to state material facts primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont. Also named as defendants in the Complaint are certain present and former officers and directors of the Company, Ben Cohen, Chairperson of the Board; Jerry Greenfield, Vice Chairperson of the Board; Frances Rathke, Chief Financial Officer; and Charles Lacy, former President. Plaintiff is seeking an unspecified amount of monetary damages.

     While this action is in its preliminary stages management believes, based on an initial review, the allegations made in the lawsuit are without merit and the Company intends to defend the lawsuit vigorously.

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data


14. COMMITMENTS

     The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                                             1996                  $  454
                                             1997                     316
                                             1998                     206
                                             1999                     131
                                             2000                      37

     Rent expense for operating leases amounted to approximately $662,000, $516,000 and $425,000 in 1995, 1994 and 1993, respectively.

15. SIGNIFICANT CUSTOMERS

The Company's most significant customer, Dreyer's Grand Ice Cream, Inc., accounted for 44%, 49%, or 54% of net sales in 1995, 1994 and 1993 respectively.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Investments: The fair values for marketable securities are based on quoted market prices.

Long- and short-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                          1995                     1994
                                 -------------------     ---------------------
                                 Carrying       Fair     Carrying         Fair
                                  Amount       Value      Amount         Value
                                  ------       -----      ------         -----


Cash and cash equivalents       $ 35,406       35,406      20,778       20,778
Investments                        1,000        1,000       8,000        8,000
Long-term debt                   (32,425)     (29,815)    (32,972)     (29,917)

                                                    Ben & Jerry's Homemade, Inc.

Dollars in tables in thousands except share data




17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------
1995
----
Net Sales ................    $ 34,205    $ 42,936    $ 45,405    $ 32,787
Gross Profit .............    $  9,702    $ 13,496    $ 14,076    $  8,934
Net Income ...............    $    911    $  1,653    $  2,525    $    859
Net Income Per
     Common Share ........    $    .13    $    .23    $    .35    $    .12

1994(1)
-------

Net Sales ................    $ 32,191    $ 40,657    $ 44,761    $ 31,193
Gross Profit .............    $  7,983    $ 11,064    $ 12,921    $  7,074
Net Income (Loss) ........    $    902    $    714    $  1,415    $ (4,900)
Net Income (Loss) Per
     Common Share ........    $   0.13    $   0.10    $   0.20    $  (0.69)

(1) Fourth quarter 1994 results include an after-tax charge of $4.1 million or $.57 per share, representing a write-down of certain assets at the Company's new plant as described in Note 12.

BEN & JERRY'S HOMEMADE, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 30, 1995, December 31, 1994, and December 25, 1993

                                                          Balance at          Charged
                                                           beginning         to costs     Charged to                      Balance at
Description                                                  of year     and expenses  other accounts   Deductions(1)    end of year
-----------                                                  -------     ------------  --------------   -------------    -----------
Year ended December 30, 1995
  Allowance for doubtful accounts
   (deducted from accounts
    receivable) ...................................         $504             $400             $---         $102             $802


Year ended December 31, 1994
  Allowance for doubtful accounts
   (deducted from accounts
    receivable) ...................................         $229             $311             $---         $ 36             $504


Year ended December 25, 1993
  Allowance for doubtful accounts
   (deducted from accounts
    receivable) ...................................         $350             $ 58             $---         $179             $229


(1) Accounts deemed to be uncollectible.
