Form 10-Q
period 1996-03-30
BEN & JERRYS HOMEMADE INC
filed 1996-05-03
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                   Commission File Number:
                March 30, 1996                                   0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


         VERMONT                           03-0267543
         (State of incorporation)          (I.R.S. Employer Identification No.)


         30 Technology Drive
         Suite # 1
         South Burlington, Vermont                            05403
         (Address of principal executive offices)             (Zip code)


         Registrant's telephone number, including area code:

                                    (802) 651-9600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X            NO

     Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,274,666 shares of Class A Common Stock and 910,589 shares of Class B Common Stock outstanding as of May 1, 1996.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996



                                      INDEX



PART I: FINANCIAL INFORMATION                                          PAGE NO.

     Condensed Balance Sheets
              March 30, 1996 and December 30, 1995                         1-2

     Condensed Statements of Income
              Thirteen weeks ended March 30, 1996
              and April 1, 1995                                            3

     Condensed Statements of Cash Flows
              Thirteen weeks ended March 30, 1996
              and April 1, 1995                                            4

     Notes to Condensed Financial Statements                               5-6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-10


PART II: OTHER INFORMATION

     Item 6-Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                 12

                          BEN & JERRY'S HOMEMADE, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)
                                   (Unaudited)


                                                                                          March 30,            December
                                                                                             1996              30, 1995
                                                                                       -----------------   -----------------
Current assets:
      Cash and cash equivalents                                                            $     31,639        $     35,406
      Accounts receivable
        Trade (less allowance of $850 in 1996 and $802 in 1995
         for doubtful accounts)                                                                  15,276              11,660
        Other                                                                                       584                 854
      Inventory                                                                                  15,507              12,616
      Deferred income taxes                                                                       3,261               3,599
      Income taxes receivable                                                                     2,987               2,831
      Prepaid expenses                                                                            2,362               1,097


                                                                                       -----------------   -----------------
        Total current assets                                                                     71,616              68,063
                                                                                       -----------------   -----------------

Property, plant and equipment, net                                                               61,106              59,600
Investments                                                                                       1,000               1,000
Other assets                                                                                      2,367               2,411
                                                                                       -----------------   -----------------
Total assets                                                                                $   136,089         $   131,074
                                                                                       =================   =================



                             See accompanying notes

                          BEN & JERRY'S HOMEMADE, INC.

                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                   (Unaudited)


                                                                                          March 30,            December
                                                                                             1996              30, 1995
                                                                                       -----------------   -----------------
Current liabilities:
      Accounts payable and accrued expenses                                                $     19,671        $     16,592
      Current portion of long-term debt and
        obligations under capital leases                                                            403                 448

                                                                                       -----------------   -----------------
      Total current liabilities                                                                  20,074              17,040
                                                                                       -----------------   -----------------

Long-term debt and obligations under capital leases                                              31,798              31,977
                                                                                       -----------------   -----------------

Deferred income taxes                                                                             4,238               3,526
                                                                                       -----------------   -----------------

Stockholders' equity:
      $1.20 noncumulative Class A preferred stock - par value
        $1.00 per share, redeemable at $12.00 per share;
        900 shares authorized, issued and outstanding;
        aggregate preference on voluntary or involuntary
        liquidation - $9                                                                              1                   1
      Class A common stock - $.033 par value; authorized
        20,000,000 shares; issued: 6,340,488 at March 30, 1996
        and 6,330,302 at December 30, 1995                                                          209                 209
      Class B common stock - $.033 par value; authorized
        3,000,000 shares; issued: 912,245 at March 30, 1996 and
        914,325 at December 30, 1995                                                                 30                  30
      Additional paid-in-capital                                                                 48,615              48,521
      Retained earnings                                                                          32,628              31,264
      Cumulative translation adjustment                                                            (124)               (114)
      Treasury stock, at cost: 67,032 Class A and 1,092 Class B
        shares at March 30, 1996 and December 30, 1995                                           (1,380)             (1,380)

                                                                                       -----------------   -----------------
        Total stockholders' equity                                                               79,979              78,531
                                                                                       -----------------   -----------------
                                                                                            $   136,089         $   131,074
                                                                                       =================   =================



                             See accompanying notes

                          BEN & JERRY'S HOMEMADE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                          For the Thirteen weeks ended

                                   (Unaudited)

                    ( In thousands except per share amounts)



                                                       March 30,          April 1,
                                                          1996              1995
                                                    -----------------  ----------------
Net sales                                               $     37,889      $     34,205

Cost of sales                                                 25,924            24,503
                                                    -----------------  ----------------

Gross profit                                                  11,965             9,702

Selling, general and
     administrative expenses                                  10,356             8,264
                                                    -----------------  ----------------

Operating income                                               1,609             1,438


 Interest income                                                 359               357
 Interest expense                                               (517)              (21)
Other income(expense)                                            750              (249)
                                                    -----------------  ----------------
                                                                 592                87
                                                    -----------------  ----------------



Income before income taxes                                     2,201             1,525

Federal & state income taxes                                     837               614
                                                    -----------------  ----------------

Net income                                            $        1,364    $          911
                                                    =================  ================

Weighted average common and common
     equivalent shares outstanding                             7,242             7,164

Net income per common share                           $         0.19    $         0.13


                             See accompanying notes

                          BEN & JERRY'S HOMEMADE, INC.

                            STATEMENTS OF CASH FLOWS

                          For the Thirteen weeks ended
                                 (In thousands)
                                   (Unaudited)

                                                                           March 30,        April 1,
                                                                             1996             1995
                                                                         --------------  ---------------
Operating activities:
       Net income                                                           $    1,364      $       911
       Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                        1,634            1,335
            Deferred income taxes                                                1,050               56
            Loss on disposition of assets                                           32               90
                                                                         --------------  ---------------
                                                                                 4,080            2,392
       Changes in assets and liabilities:
            Accounts receivable                                                 (3,346)          (2,705)
            Inventories                                                         (2,891)          (1,019)
            Prepaid expenses                                                    (1,265)            (154)
            Accounts payable and accrued expenses                                3,079            3,755
            Income taxes payable                                                  (156)             526
                                                                         --------------  ---------------
       Net cash (used for) provided by operating activities                       (499)           2,795

Investing activities:
       Additions to property, plant and equipment                               (3,160)          (3,412)
       Proceeds from sale of assets                                                 60
       Changes in other assets                                                     (28)              (1)
       Decrease in investments                                                                    2,700
                                                                         --------------  ---------------
       Net cash used for investing activities                                   (3,128)            (713)

Financing activities:
       Repayments of long-term debt and capital leases                            (224)            (253)
       Net proceeds from issuance of common stock                                   94              144
                                                                         --------------  ---------------
       Net cash used for financing activities                                     (130)            (109)

Effect of exchange rate changes on cash                                            (10)               7
                                                                         --------------  ---------------
(Decrease) Increase in cash and cash equivalents                                (3,767)           1,980

Cash and cash equivalents at beginning of period                                35,406           20,778
                                                                         --------------  ---------------

Cash and cash equivalents at end of period                                   $  31,639        $  22,758
                                                                         ==============  ===============



                             See accompanying notes

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2. INVENTORIES

                                                       March 30,    December 30,
                                                          1996          1995
                                                       ---------    ------------
     Ice cream, frozen yogurt, sorbet and ingredients    $14,212         $11,480
     Paper goods                                             810             674
     Food, beverage and gift items                           485             462
                                                         -------         -------
             Total                                       $15,507         $12,616
                                                         =======         =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                       March 30,    December 30,
                                                          1996          1995
                                                       ---------    ------------
     Trade accounts payable                              $ 6,057         $ 7,283
     Accrued expenses                                      8,080           5,889
     Accrued payroll and related costs                     1,832           1,749
     Accrued promotional costs                             2,369           1,313
     Accrued marketing costs                               1,120             182
     Other                                                   213             176
                                                         -------         -------

             Total                                       $19,671         $16,592
                                                         =======         =======

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1995, the Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 has no impact on the financial position or results of operations of the Company as no indicators or impairment currently exist.

The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based
Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations

The following table shows certain items as a percentage of net sales which are included in the Company's Condensed Statement of Income and the percentage increase (decrease) of such items as compared to the indicated prior period.



                                 Percentage of Net Sales      Period-to-Period
                                 -----------------------      ----------------

                                     Thirteen Weeks          Increase (Decrease)
                                         Ended                 Thirteen Weeks
                                      March       April         1996 Compared
                                   30, 1996     1, 1995            To 1995
                                   --------     -------            -------

     Net Sales                       100.0%      100.0%              10.8%

     Cost of Sales                    68.4%       71.6%               5.8%
                                      -----       -----           --------

     Gross Profit                     31.6%       28.4%              23.3%
     Selling, general and
       administrative expenses        27.3%       24.4%              25.3%
                                      -----       -----           --------

     Operating income                  4.3%        4.0%              11.9%

     Other income(expense)             1.5%        0.5%             580.5%
                                      -----        ----             ------

     Income before income taxes        5.8%        4.5%              44.3%

     Income taxes                      2.2%        1.8%              36.3%
                                      -----       -----             ------

     Net Income                        3.6%        2.7%              49.7%
                                      =====      ======            =======

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

Thirteen Weeks Ended March 30, 1996 and April 1, 1995
- -----------------------------------------------------

NET SALES

Net sales of $37.9 million for the thirteen weeks ended March 30, 1996 were up 10.8% from the same period in 1995. This increase resulted from a combination of both volume and price increases of the Company's pint sales during this quarter as compared to the prior year. Pint volume increased 6.2% primarily due to sales of the Company's new sorbet line which was introduced during March 1996. In addition a 3.7% price increase on packaged pints effective in March, 1995 contributed to the increase in net sales in the first thirteen weeks of 1996 compared to the same period in 1995. Both the novelty and 2 1/2 gallon bulk container product categories had modest increases in unit volume.

Pint sales represented 90% of total net sales in the first quarter of 1996 and 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 5% of total net sales in the first quarter of 1996 and 1995. Net sales of novelty products accounted for approximately 4% of total net sales during this period in 1996 and 1995. Net sales from the Company's retail stores represented 1% of total net sales in the first quarters of 1996 and 1995.

COST OF SALES AND GROSS PROFIT

Cost of sales in the first quarter of 1996 increased approximately $1.4 million or 5.8% over the same period in 1995 and overall gross profit as a percentage of net sales increased from 28.4% in 1995 to 31.6% in 1996. The higher gross profit as a percentage of net sales resulted from the effect of the price increase for a full quarter (increase was effective in March 1995), combined with improvements in manufacturing efficiencies, production planning and inventory management. The improved gross profit also reflects the fact that no product was manufactured for the Company under a copacking agreement, by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, at its plant in Fort Wayne, Indiana. In the first quarter of 1995 approximately 27% of the packaged pints manufactured were manufactured at the Edy's plant. This agreement expired in September 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 25.3% from $8.3 million in the first quarter of 1995 to $10.4 million in 1996. Selling, general and administrative expenses as a percentage of net sales increased from 24.4% in 1995 to 27.3% in 1996. This primarily reflects increased marketing and sales expenses related to the launch of a new sorbet line in February 1996, combined with increased international operations, and expenses related to strengthening of the management in the production planning and inventory management areas.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

OTHER INCOME (EXPENSE)

Other income (expense) increased $504,000 during the first quarter of 1996 as compared to 1995. Other income includes interest and dividend income of approximately $360,000 in 1995 and 1996. Interest expense increased from $21,000 in 1995 to $517,000 in 1996 due to the capitalization of interest in the prior year as part of the cost of the plant in St. Albans, Vermont. This increase in interest expense was more than offset by net proceeds of $884,000 from an insurance claim settlement related to inventory damaged in 1995.

INCOME TAXES

Income taxes increased approximately $223,000 reflecting the increase in income offset by an effective rate of 38% in 1996 compared to an effective annual rate of 36.8% in the prior year. The increase in the effective tax rate reflects lower income tax credits in 1996.

NET INCOME

As a result of the foregoing, net income for the first quarter of 1996 increased 49.7% or $453,000 over the first quarter of 1995. Net income increased to 3.6% of net sales in the first quarter of 1996 from 2.7% in 1995. Net income per share was $.19 per share for the first quarter of 1996 compared to $.13 per share in 1995.

The Board of Directors of the Company, at its meeting in April, 1996, has clarified the Company's policy on Ben & Jerry's philanthropy as follows: Cash donations to the Ben & Jerry's Foundation and directly to other charitable organizations by the Company, are approximately 7.5% of income before income taxes. In addition, the Company may make cash contributions out of the proceeds of its incidental non-core business operations and cash contributions for corporate sponsorships that further Ben & Jerry's marketing objectives.

Liquidity And Capital Resources
- -------------------------------

The Company's working capital at March 30, 1996 was approximately $51.5 million as compared to $51.0 million at December 30, 1995. This $500,000 increase was due primarily to increases in accounts receivable, inventories and prepaid expenses partially offset by decreases in income taxes receivable and increases in accounts payable and accrued expenses.

Net cash used by operations in the first quarter of 1996 was approximately $500,000. In addition, approximately $3.2 million was used for net additions to property, plant and equipment, primarily for equipment upgrades in Waterbury and Springfield, and for the new plant in St. Albans, Vermont. Funds were provided by cash and investments existing at December 30, 1995. All of this resulted in a decrease to cash and cash equivalents of $3.8 million since December 30, 1995.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

Trade accounts receivable have increased since December 1995 from $11.7 million to $15.3 million. This increase reflects seasonally higher sales. Inventories have increased since December 1995 from $12.6 million to $15.5 million at March 30, 1996. This buildup of inventory is primarily caused by the new sorbet line combined with the regular seasonal fluctuation.

In October 1992, the Company began construction of a new third plant in St. Albans, Vermont. At March 30, 1996, the Company has spent approximately $39.1 million to date, net of the 1994 $6.8 million write-down of certain assets, on building and equipping the new plant ($900,000 in the first quarter of 1996) and anticipates additional capital costs for the St. Albans plant of approximately $1.0 million in the remainder of 1996. The cost of building and equipping the new plant, net of the 1994 $6.8 million write-down of certain assets, is currently estimated to be approximately $40.1 million.

In addition to $1.0 million of capital expenditures to complete the new plant at St. Albans, the Company anticipates other capital expenditures in the remainder of 1996 of approximately $9.8 million. $2.3 million was spent in the first quarter of 1996. Most of these additional projected capital expenditures relate to equipment upgrades in Waterbury and Springfield, leasehold improvements at the Company's headquarter offices in South Burlington, Vermont, and computer related expenditures, with a small proportion for equipment enhancements at the St. Albans plant, and approximately $1.5 million relating to the installation of a third manufacturing line at the St.
Albans plant.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

The Company also has two lines of credit for an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of May 3, 1996, there have been no borrowings under these line of credit agreements.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit (11) Statement Re: Computation of Per Share Earnings
     (b) No reports on Form 8-K were filed during the quarter ended March 30, 1996, for which this report is filed.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 30, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                   BEN & JERRY'S HOMEMADE, INC.



                                   BY:  /s/Frances Rathke
                                   Frances Rathke, Treasurer
                                   and Principal Financial Officer

DATE:  May 3, 1996