Form 10-Q
period 1996-06-29
BEN & JERRYS HOMEMADE INC
filed 1996-08-13
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                      Commission File Number:
                 June 29, 1996                               0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


         VERMONT                            03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)



         30 Technology Drive, Suite # 1
         South Burlington, Vermont                            05403
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

                           YES   X            NO

     Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,353,013 shares of Class A Common Stock and 901,721 shares of Class B Common Stock outstanding as of July 26, 1996.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996


                                      INDEX



PART I: FINANCIAL INFORMATION                                          PAGE NO.

    Consolidated Condensed Balance Sheets
             June 29, 1996 and December 30, 1995                          1-2

    Consolidated Statements of Income
             Thirteen and twenty-six weeks ended
             June 29, 1996 and July 1, 1995                                3

    Consolidated Statements of Cash Flows
             Twenty-six weeks ended June 29, 1996
             and July 1, 1995                                              4

    Notes to Consolidated Financial Statements                            5-6

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   7-12


PART II: OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of
           Security Holders                                               13

    Item 6 - Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                                15

                          BEN & JERRY'S HOMEMADE, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)

                                                                                           June 29,             December
                                                                                             1996               30, 1995
                                                                                       -----------------    -----------------
                                                                                         (Unaudited)             (Note)
Current assets:
      Cash and cash equivalents                                                            $     29,863         $     35,406
      Accounts receivable
        Trade (less allowance of $850 in 1996 and $802 in 1995
         for doubtful accounts)                                                                  18,340               11,660
        Other                                                                                       539                  854
      Inventories                                                                                18,340               12,616
      Deferred income taxes                                                                       3,575                3,599
      Income taxes receivable                                                                     2,845                2,831
      Prepaid expenses                                                                            1,263                1,097


                                                                                       -----------------    -----------------
        Total current assets                                                                     74,765               68,063
                                                                                       -----------------    -----------------

Property, plant and equipment, net                                                               63,240               59,600
Investments                                                                                                            1,000
Other assets                                                                                      2,429                2,411
                                                                                       -----------------    -----------------
Total assets                                                                                $   140,434          $   131,074
                                                                                       =================    =================







        Note: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
        See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                                           June 29,             December
                                                                                             1996               30, 1995
                                                                                       -----------------    -----------------
                                                                                         (Unaudited)             (Note)
Current liabilities:
      Accounts payable and accrued expenses                                                $     21,923         $     16,592
      Current portion of long-term debt and
        obligations under capital leases                                                            404                  448
                                                                                       -----------------    -----------------
      Total current liabilities                                                                  22,327               17,040

Long-term debt and obligations under capital leases                                              31,724               31,977

Deferred income taxes                                                                             4,502                3,526

Stockholders' equity:
      $1.20 noncumulative Class A preferred stock - par value
        $1.00 per share, redeemable at $12.00 per share;
        900 shares authorized, issued and outstanding;
        aggregate preference on voluntary or involuntary
        liquidation - $9                                                                              1                    1
      Class A common stock - $.033 par value; authorized
        20,000,000 shares; issued: 6,349,526 at June 29, 1996
        and 6,330,302 at December 30, 1995                                                          209                  209
      Class B common stock - $.033 par value; authorized
        3,000,000 shares; issued: 903,207 at June 29, 1996 and
        914,325 at December 30, 1995                                                                 30                   30
      Additional paid-in-capital                                                                 48,615               48,521
      Retained earnings                                                                          34,571               31,264
      Cumulative translation adjustment                                                            (165)                (114)
      Treasury stock, at cost: 67,032 Class A and 1,092 Class B
        shares at June 29, 1996 and December 30, 1995                                            (1,380)              (1,380)

                                                                                       -----------------    -----------------
        Total stockholders' equity                                                               81,881               78,531
                                                                                       -----------------    -----------------
                                                                                            $   140,434          $   131,074
                                                                                       =================    =================


        Note: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
        See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ( In thousands except per share amounts)





                                                       For the Thirteen weeks ended         For the Twenty-six weeks ended

                                                        June 29,           July 1,            June 29,           July 1,
                                                          1996               1995               1996               1995
                                                     ----------------  -----------------  -----------------  -----------------
Net sales                                               $     48,043       $     42,936       $     85,932       $     77,141

Cost of sales                                                 31,503             29,440             57,427             53,943
                                                     ----------------  -----------------  -----------------  -----------------

Gross profit                                                  16,540             13,496             28,505             23,198

Selling, general and
     administrative expenses                                  13,252             10,529             23,608             18,793
                                                     ----------------  -----------------  -----------------  -----------------


Operating income                                               3,288              2,967              4,897              4,405


 Interest income                                                 453                375                812                732
 Interest expense                                               (485)              (487)            (1,002)              (509)
 Other income (expense)                                         (122)              (124)               628               (372)
                                                     ----------------  -----------------  -----------------  -----------------
                                                                (154)              (236)               438               (149)
                                                     ----------------  -----------------  -----------------  -----------------



Income before income taxes                                     3,134              2,731              5,335              4,256

Income taxes                                                   1,191              1,078              2,028              1,692
                                                     ----------------  -----------------  -----------------  -----------------

Net income                                              $      1,943       $      1,653       $      3,307       $      2,564
                                                     ================  =================  =================  =================

Weighted average common and common
     equivalent shares outstanding                             7,260              7,224              7,258              7,195

Net income per common share                             $       0.27       $       0.23       $       0.46       $       0.36



                             See accompanying notes
                                      - 3 -

                          BEN & JERRY'S HOMEMADE, INC.

                            STATEMENTS OF CASH FLOWS

                         For the Twenty-six weeks ended
                                 (In thousands)
                                   (Unaudited)

                                                                            June 29,         July 1,
                                                                              1996            1995
                                                                         ---------------  --------------
Operating activities:
       Net income                                                            $    3,307      $    2,564
       Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                         3,277           2,314
            Allowance for bad debts                                                  98              40
            Deferred income taxes                                                 1,000             254
            Loss on disposition of assets                                            35              87
       Changes in operating assets and liabilities:
            Accounts receivable                                                  (6,463)        (10,029)
            Inventories                                                          (5,724)         (1,467)
            Prepaid expenses                                                       (166)
            Other assets                                                                            (90)
            Accounts payable and accrued expenses                                 5,307           9,610
            Income taxes payable                                                    (14)          2,852
                                                                         ---------------  --------------

       Net cash provided by operating activities                                    657           6,135

Investing activities:
       Additions to property, plant and equipment                                (6,871)         (5,486)
       Proceeds from sale of assets                                                  64
       Changes in other assets                                                     (163)            (80)
       Decrease in investments                                                    1,000           4,000
                                                                         ---------------  --------------
       Net cash used for investing activities                                    (5,970)         (1,566)

Financing activities:
       Repayments of long-term debt and capital leases                             (297)           (349)
       Net proceeds from issuance of common stock                                    94             123
                                                                         ---------------  --------------
       Net cash used for financing activities                                      (203)           (226)

Effect of exchange rate changes on cash                                             (27)              2
                                                                         ---------------  --------------
(Decrease) Increase in cash and cash equivalents                                 (5,543)          4,345

Cash and cash equivalents at beginning of period                                 35,406          20,778
                                                                         ---------------  --------------

Cash and cash equivalents at end of period                                    $  29,863       $  25,123
                                                                         ===============  ==============

                             See accompanying notes
                                      - 4 -

                          BEN & JERRY'S HOMEMADE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2. INVENTORIES
                                                  June 29,       December 30,
                                                     1996               1995
                                                     ----               ----

     Ice cream, frozen yogurt and ingredients     $16,834            $11,480
     Paper goods                                      839                674
     Food, beverage and gift items                    667                462
                                                      ---                ---

                                                  $18,340            $12,616
                                                  =======            =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                  June 29,       December 30,
                                                     1996               1995
                                                     ----               ----

     Trade accounts payable                        $5,824            $ 5,068
     Accrued expenses                              10,150              8,101
     Accrued payroll and related costs              1,976              1,749
     Accrued promotional costs                      3,298              1,313
     Accrued marketing costs                          535                185
     Other                                            140                176
                                                      ---                ---

                                                  $21,923            $16,592
                                                  =======            =======

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996




4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1995, the Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators or impairment currently exist.

The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based
Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statement of Income and the percentage increase (decrease) of such items as compared to the prior period:



                             Percentage of Net Sales

                                   Thirteen Weeks          Twenty-Six Weeks        Percentage Increase(Decrease)
                                         Ended                  Ended                   1996 Compared to 1995
                                June 29,    July 1,     June 29,     July 1,     Thirteen Weeks    Twenty-Six Weeks
                                    1996       1995         1996        1995             Ended               Ended
     Net sales                    100.0%     100.0%       100.0%      100.0%              11.9%               11.4%
     Cost of sales                 65.6%      68.6%        66.8%       69.9%               7.0%                6.5%
                                   ----       ----         ----        ----                ---                 ---
     Gross profit                  34.4%      31.4%        33.2%       30.1%              22.6%               22.9%

     Selling, general and
       administrative expenses     27.6%      24.5%        27.5%       24.4%              25.9%               25.6%
                                   ----       ----         ----        ----               ----                ----
     Operating income               6.8%       6.9%         5.7%        5.7%              10.8%               11.2%

     Other income(expense)         -0.3%     - 0.5%         0.5%       -0.2%             -34.7%             -394.6%
                                    ---        ---          ---         ---               ----               -----
     Income before income taxes     6.5%       6.4%         6.2%        5.5%              14.8%               25.4%

     Income taxes                   2.5%       2.5%         2.4%        2.2%              10.5%               19.9%
                                    ---        ---          ---         ---               ----                ----
     Net Income                     4.0%       3.8%         3.8%        3.3%              17.5%               29.0%
                                    ===        ===          ===         ===               ====                ====


                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



Thirteen Weeks Ended June 29, 1996 and July 1, 1995
- ---------------------------------------------------

NET SALES

Net sales for the thirteen weeks ended June 29, 1996 increased 11.9% to $48.0 million compared to $42.9 million for the same period in 1995. Each of the major product categories had modest increases in unit volume. The majority of this increase is attributable to the introduction of the Company's new line of sorbet pint products in early 1996.

Pint sales represented 82% of total net sales in the second quarter of 1996 and 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in the second quarter of 1996 compared to 9% during the same period in 1995. Net sales of novelty products accounted for approximately 8% of total net sales during this period in 1996 compared to 7% in 1995. Net sales from the Company's retail stores represented 2% of total net sales in the second quarter of 1996 and 1995.


COST OF SALES AND GROSS PROFIT

Cost of sales in the second quarter of 1996 increased approximately $2.1 million, or 7.0% over the same period in 1995 and overall gross profit as a percentage of net sales was 34.4% in the second quarter of 1996 as compared to 31.4% in the comparable period last year.

The higher gross profit percentage in the second quarter resulted from improvements in manufacturing efficiencies, production planning and inventory management. The improved gross profit also reflects the fact that no product was manufactured for the Company under a copacking agreement, by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, at its plant in Fort Wayne, Indiana as compared to the second quarter of 1995 when approximately 20% of packaged pints were manufactured at the Edy's plant. This agreement expired in September 1995.

The Company has experienced significant increases in dairy prices this year. The Company has instituted a 3.6% price increase for its packaged pint products effective August 1, 1996 to offset these increased costs. If the trend of rising dairy prices continues, there is the possibility that these costs will not be passed on to consumers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 25.9% to $13.3 million in the second quarter of 1996 from $10.5 million for the same period in 1995. Selling, general and administrative expenses were 27.6% of net sales in the second quarter of 1996 as compared to 24.5% for the comparable period last year. This increase is attributed to increased sales and marketing expenses relating to the launch of the new sorbet line introduced in February 1996, operating expenses relating to the Company's continued international expansion in Europe, and expenses relating to additional hires primarily in the production planning and inventory management areas.

OTHER INCOME (EXPENSE)

Interest income increased $78,000 in the second quarter of 1996 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense remained flat in the second quarter of 1996 as compared to the same period in the prior year.


INCOME TAXES

Income taxes increased approximately $113,000 primarily due to the increase in income offset. The Company anticipates an effective rate of 38.0% in 1996 compared to an effective annual rate of 36.8% in the prior year. The increase in the effective tax rate reflects lower income tax credits in 1996.



NET INCOME

As a result of the foregoing, net income for the second quarter of 1996 increased 17.5% to $1.9 million from $1.7 million, for the second quarter of 1995. Net income was 4.0% of net sales in the second quarter of 1996 compared to 3.8% in 1995. Net income per share increased 17.4% to $.27 per share for the second quarter of 1996 as compared to $.23 per share in the second quarter of 1995.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



Twenty-six Weeks Ended June 29, 1996 and July 1, 1995
- -----------------------------------------------------

NET SALES

Net sales for the twenty-six weeks ended June 29, 1996 increased 11.4% to $85.9 million compared to $77.1 million for the same period in 1995. Each of the major product categories had modest increases in unit volume. This volume increase was combined with an increase in the price of pints sold to distributors by 3.7% effective in March, 1995. The majority of this increase is attributable to the introduction of the Company's new line of sorbet pint products in early 1996.


Pint sales represented 85% of total net sales in the first half of 1996 compared to 86% for this period in 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 7% of total net sales for this period in 1996 and 1995. Net sales of novelties accounted for approximately 6% of total net sales during the first half of 1996 compared to 5% for the same period in 1995. Net sales from the Company's retail stores represented 2% of total net sales in the first half of 1996 and 1995.

COST OF SALES AND GROSS PROFIT

Cost of sales in the first half of 1996 increased approximately $3.5 million or 6.5% over the same period in 1995 and overall gross profit as a percentage of net sales was 33.2% in 1996 as compared to 30.1% for the comparable period in 1995. The higher gross profit percentage in the first half of 1996 is due to improved inventory management and improved production efficiencies. The improved gross profit also reflects the fact that no product was manufactured for the Company under a copacking agreement which expired in September 1995, by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, at its plant in Fort Wayne, Indiana. In the first half of 1995 approximately 23% of the packaged pints manufactured by the Company were produced by Edy's.

The Company has experienced significant increases in dairy prices this year. The Company has instituted a 3.6% price increase for its packaged pint products effective August 1, 1996 to offset these increased costs. If the trend of rising dairy prices continues, there is the possibility that these costs will not be passed on to consumers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 25.6% to $23.6 million for the first six months of 1996 from $18.8 million for the same period in 1995. Selling, general and administrative expenses were 27.5% of net sales for the first six months of 1996 as compared to 24.4% for the same period last year. This increase is attributed to increased sales and marketing expenses relating to the launch of the new sorbet line introduced in February 1996, operating expenses relating to the Company's continued international expansion in Europe and expenses relating to additional hires primarily in the production planning and inventory management areas.


OTHER INCOME (EXPENSE)

Interest income increased $80,000 for the first six months of 1996 as compared to the same period in the prior year . This increase was primarily due to higher interest rates on investment securities. Interest expense increased $493,000 for the first six months 1996 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant currently under construction in St. Albans, Vermont.


INCOME TAXES

Income taxes increased $336,000 primarily reflecting the increase in income offset. The Company anticipates an effective rate of 38.0% in 1996 compared to an effective annual rate of 36.8% in the prior year. The increase in the effective tax rate reflects lower income tax credits in 1996.

NET INCOME

As a result of the foregoing, net income for the first half of 1996 increased 29% to $3.3 million from $2.6 million for the same period in 1995. Net income was 3.8% of net sales in the first half of 1996 compared to 3.3% for the same period in 1995. Net income per share increased 28% to $.46 per share for the first half of 1996 as compared to $.36 per share for the same period in 1995.

Liquidity And Capital Resources
- -------------------------------

The Company's working capital at June 29, 1996 was approximately $52.4 million as compared to $51.0 million at December 30, 1995. This $1.4 million increase resulted from changes in the components of working capital: increases in accounts receivable and inventories, partially offset by a decrease in cash and cash equivalents and increased accounts payable and accrued expenses. As of June 29, 1996 the Company had $29.9 million of cash and cash equivalents, a decrease of $5.5 million since December 30, 1995. Net cash provided by operations in the first half of 1996 was $657,000. Approximately $6.9 million was used for additions to property, plant and equipment, primarily for equipment upgrades in Waterbury and Springfield, and leasehold improvements at the Company's headquarter offices. Funds were provided by cash from operations and cash and investments available at December 30, 1995.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996




Since December 30, 1995 trade receivables, inventories, accounts payable and accrued expenses have increased $6.7 million, $5.7 million, and $5.3 million respectively. These increases reflect the seasonality of the Company's net sales and production requirements. Inventories have also increased due to the introduction of the new sorbet line of pint products, and international expansion.

The Company anticipates other capital expenditures in the remainder of 1996 of approximately $6.9 million. Most of these additional projected capital expenditures relate to equipment upgrades in Waterbury and Springfield, computer related expenditures, equipment enhancements at the St. Albans plant, and approximately $1.0 million relating to the installation of a third manufacturing line at the St. Albans plant.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements. The Company has two lines of credit providing an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of August 13, 1996, there have been no borrowings under these line of credit agreements.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

"FORWARD-LOOKING STATEMENTS"

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate and operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year 1995. Additional risk factors are as follows:

Increased Cost of Raw Materials : Management believes that the trend of increased dairy costs may continue and it is possible that at some future date there is risk that both margins and earnings may not be protected by pricing adjustments, cost control programs and productivity gains.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1996 Annual Meeting of Stockholders was held on Saturday, June 22, 1996. The stockholders voted to (1) elect ten members of the Board of Directors to serve for the next year; (2) ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 28, 1996.

(1)  The tabulation of votes for the nominees for directors were as follows:

                                                  For             Withheld
                                                  ---             --------
     Elizabeth Bankowski                   13,165,990              107,559
     Ben Cohen                             13,166,464              107,085
     Jeffrey Furman                        13,165,891              107,658
     Jerry Greenfield                      13,167,265              106,284
     Jennifer Henderson                    13,164,778              108,771
     Robert Holland, Jr.                   13,163,984              109,565
     John  Katzenbach                      13,165,784              107,765
     Fred Lager                            13,167,116              106,433
     Frederick A. Miller                   13,163,883              109,666
     Henry Morgan                          13,149,696              123,853


(2) The vote on the appointment of the Company's independent auditors was 13,221,657 for; 19,720 against; with 32,172 abstaining.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit (11) Statement Re: Computation of Per Share Earnings
     Exhibit (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 29, 1996, for which this report is filed.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 29, 1996



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                         BEN & JERRY'S HOMEMADE, INC.



DATE:  August 13, 1996                   BY: /s/Frances Rathke
                                         Frances Rathke, Chief Financial Officer
                                         and Secretary/Treasurer