Form 10-Q
period 1996-09-28
BEN & JERRYS HOMEMADE INC
filed 1996-11-12
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended:                 Commission File Number:
                  September 28, 1996                            0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


         VERMONT                                     03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)



         30 Community Drive
         South Burlington, Vermont                            05403-6828
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

                           YES   X            NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,359,897 shares of Class A Common Stock and 902,500 shares of Class B Common Stock outstanding as of November 5, 1996.

                                      INDEX



PART I: FINANCIAL INFORMATION                                         PAGE NO.

             Condensed Consolidated Balance Sheets
                      September 28, 1996 and December 30, 1995            1-2

             Condensed Consolidated Statements of Income
                      Thirteen and thirty-nine weeks ended
                      September 28, 1996 and September 30, 1995           3

             Condensed Consolidated Statements of Cash Flows
                      Thirty-nine weeks ended September 28, 1996
                      and September 30, 1995                              4

             Notes to Condensed Consolidated Financial Statements         5

             Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6-11


PART II: OTHER INFORMATION

             Item 6-Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                                13

Exhibit 11                                                                14

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                                                          September             December
                                                                                           28, 1996             30, 1995
                                                                                       -----------------    -----------------
                                                                                          (Unaudited)             (Note)
Current assets:
      Cash and cash equivalents                                                            $     30,310         $     35,406
      Accounts receivable:
        Trade (less allowance of $915 in 1996 and $802 in 1995
         for doubtful accounts)                                                                  17,328               11,660
        Other                                                                                       920                  854
      Inventories                                                                                17,524               12,616
      Deferred income taxes                                                                       3,575                3,599
      Income taxes receivable                                                                     2,370                2,831
      Prepaid expenses                                                                              385                1,097


                                                                                       -----------------    -----------------
        Total current assets                                                                     72,412               68,063
                                                                                       -----------------    -----------------

Property, plant and equipment, net                                                               65,327               59,600
Investments                                                                                                            1,000
Other assets                                                                                      2,522                2,411
                                                                                       -----------------    -----------------
Total assets                                                                                $   140,261          $   131,074
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

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                                          September             December
                                                                                           28, 1996             30, 1995
                                                                                       -----------------    -----------------
                                                                                         (Unaudited)             (Note)
Current liabilities:
      Accounts payable and accrued expenses                                                $     19,779         $     16,592
      Current portion of long-term debt and
        obligations under capital leases                                                            668                  448
                                                                                       -----------------    -----------------
      Total current liabilities                                                                  20,447               17,040

Long-term debt and obligations under capital leases                                              31,388               31,977

Deferred income taxes                                                                             4,502                3,526

Stockholders' equity:
      $1.20 noncumulative Class A preferred stock - par value
        $1.00 per share, redeemable at $12.00 per share;
        900 shares authorized, issued and outstanding;
        aggregated preference on liquidation - $9                                                     1                    1
      Class A common stock - $.033 par value; authorized
        20,000,000 shares; issued: 6,356,411 at September 28, 1996
        and 6,330,302 at December 30, 1995                                                          209                  209
      Class B common stock - $.033 par value; authorized
        3,000,000 shares; issued: 905,986 at September 28, 1996
        and 914,325 at December 30, 1995                                                             30                   30
      Additional paid-in-capital                                                                 48,726               48,521
      Retained earnings                                                                          36,391               31,264
      Cumulative translation adjustment                                                             (53)                (114)
      Treasury stock, at cost: 67,032 Class A and 1,092 Class B
        shares at September 28, 1996 and December 30, 1995                                       (1,380)              (1,380)

                                                                                       -----------------    -----------------
        Total stockholders' equity                                                               83,924               78,531
                                                                                       -----------------    -----------------
                                                                                            $   140,261          $   131,074
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

                          BEN & JERRY'S HOMEMADE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    ( In thousands except per share amounts)
                                   (Unaudited)





                                                        For the Thirteen weeks ended        For the Thirty-nine weeks ended

                                                        September         September          September          September
                                                        28, 1996           30, 1995           28, 1996           30, 1995
                                                     ----------------  -----------------  -----------------  -----------------
Net sales                                               $     46,143       $     45,405        $   132,075        $   122,545

Cost of sales                                                 31,789             31,329             89,216             85,272
                                                     ----------------  -----------------  -----------------  -----------------

Gross profit                                                  14,354             14,076             42,859             37,273

Selling, general and
     administrative expenses                                  11,291              9,808             34,899             28,600
                                                     ----------------  -----------------  -----------------  -----------------


Operating income                                               3,063              4,268              7,960              8,673


 Interest income                                                 373                445              1,185              1,177
 Interest expense                                               (481)              (482)            (1,483)              (990)
Other income (expense)                                           (20)               (92)               608               (464)
                                                     ----------------  -----------------  -----------------  -----------------
                                                     ----------------  -----------------  -----------------  -----------------
                                                                (128)              (129)               310               (277)
                                                     ----------------  -----------------  -----------------  -----------------



Income before income taxes                                     2,935              4,139              8,270              8,396

Income taxes                                                   1,115              1,614              3,143              3,307
                                                     ----------------  -----------------  -----------------  -----------------

Net income                                             $       1,820      $       2,525      $       5,127      $       5,089
                                                     ================  =================  =================  =================

Weighted average common and common
     equivalent shares outstanding                             7,221              7,260              7,217              7,198

Net income per common share                           $         0.25     $         0.35     $         0.71     $         0.71



            See notes to condensed consolidated financial statements

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                     For the Thirty-nine
                                                                                         weeks ended

                                                                             September          September
                                                                             28, 1996           30, 1995
                                                                         ------------------  ----------------
Operating activities:
       Net income                                                           $        5,127      $      5,089
       Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                            5,052             4,385
            Allowance for bad debts                                                    113               100
            Deferred income taxes                                                    1,000               254
            (Gain)Loss on disposition of assets                                        (54)               88
       Changes in operating assets and liabilities:
            Accounts receivable                                                     (5,847)           (2,982)
            Inventories                                                             (4,908)             (109)
            Prepaid expenses                                                           712               170
            Accounts payable and accrued expenses                                    3,247             5,604
            Income taxes receivable                                                    461             2,942
                                                                         ------------------  ----------------
       Net cash provided by operating activities                                     4,903            15,541

Investing activities:
       Additions to property, plant and equipment                                  (10,689)           (6,579)
       Proceeds from sale of assets                                                    174                 4
       Changes in other assets                                                        (321)             (255)
       Decrease in investments                                                       1,000             5,000
                                                                         ------------------  ----------------
       Net cash used for investing activities                                       (9,836)           (1,830)

Financing activities:
       Repayments of long-term debt and capital leases                                (369)             (446)
       Net proceeds from issuance of common stock                                      205               226
                                                                         ------------------  ----------------
       Net cash used for financing activities                                         (164)             (220)

Effect of exchange rate changes on cash                                                  1                (1)
                                                                         ------------------  ----------------
(Decrease) Increase in cash and cash equivalents                                    (5,096)           13,490

Cash and cash equivalents at beginning of period                                    35,406            20,778
                                                                         ------------------  ----------------

Cash and cash equivalents at end of period                                   $      30,310       $    34,268
                                                                         ==================  ================

                 See notes to condensed consolidated financial statements
                                          - 4 -




                           BEN & JERRY'S HOMEMADE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2. INVENTORIES
    (In thousands)
                                                    September 28,   December 30,
                                                             1996           1995
                                                      -----------     ----------
  Ice cream, frozen yogurt, sorbet and ingredients        $16,140        $11,480
  Paper goods                                                 714            674
  Food, beverage and gift items                               670            462
                                                         --------     ----------
                                                          $17,524        $12,616
                                                          =======        =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (In thousands)
                                                    September 28,   December 30,
                                                             1996           1995
                                                             ----           ----
Trade accounts payable                                    $ 5,089        $ 5,068
Accrued expenses                                            9,707          8,101
Accrued payroll and related costs                           2,025          1,749
Accrued promotional costs                                   2,687          1,313
Accrued marketing costs                                       184            185
Other                                                          87            176
                                                      -----------     ----------
                                                          $19,779        $16,592
                                                          =======        =======

                           BEN & JERRY'S HOMEMADE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)


4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1995, the Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase (decrease) of such items as compared to the prior period:


                                                           Percentage of Net Sales
                                                     Thirteen Weeks    Thirty-Nine Weeks   Percentage Increase(Decrease)
                                                          Ended             Ended              1996 Compared to 1995
                                                   -------------------------------------  -----------------------------

                                                    Sept 28, Sept 30, Sept 28, Sept 30,   Thirteen Weeks  Thirty-Nine Weeks
                                                       1996     1995     1996     1995          Ended         Ended
                                                       ----     ----     ----     ----          -----         -----

Net sales .................................           100.0%   100.0%   100.0%   100.0%           1.6%         7.8%
Cost of sales .............................            68.9%    69.0%    67.5%    69.6%           1.5%         4.6%
                                                       ----     ----     ----     ----            ---          ---


Gross profit ..............................            31.1%    31.0%    32.5%    30.4%           2.0%        15.0%
Selling, general and
  administrative expenses .................            24.5%    21.6%    26.4%    23.3%          15.1%        22.0%
                                                      -----    -----    -----     ----          -----        -----

Operating income ..........................             6.6%     9.4%     6.1%     7.1%         -28.2%        -8.2%

Other income(expense) .....................            -0.2%   - 0.3%     0.2%    -0.2%           0.5%       211.9%
                                                      -----    -----     ----     -----          -----       -----

Income before income taxes ................             6.4%     9.1%     6.3%     6.9%         -29.1%        -1.5%
Income taxes ..............................             2.5%     3.5%     2.4%     2.7%         -30.9%        -4.9%
                                                      -----    -----    -----     ----          -----         -----

Net Income ................................             3.9%     5.6%     3.9%     4.2%         -27.9%         0.7%
                                                      -----    -----    -----     ----          -----        -----



Thirteen Weeks Ended September 28, 1996 and September 30, 1995
--------------------------------------------------------------

NET SALES

Net sales for the thirteen weeks ended September 28, 1996 increased 1.6% to $46.1 million compared to $45.4 million for the same period in 1995. Pint volume decreased 2.7% compared to the same period in 1995. This volume decrease was offset by a 3.6% price increase of pints sold to distributors that went into effect in August, 1996. Both the novelty and 2 1/2 gallon bulk container products had modest increases in unit volume.

Pint sales represented 79% of total net sales in the third quarter of 1996 compared to 80% in 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 10% of total net sales in the third quarter of 1996, compared to 9% in 1995. Net sales of novelty products accounted for approximately 7% of total net sales during this period in

1996 and 1995. Net sales from the Company's retail stores represented 4% of total net sales in the third quarter of 1996 and 1995.

COST OF SALES AND GROSS PROFIT

Cost of sales in the third quarter of 1996 increased approximately $460,000 or 1.5% from the same period in 1995 and overall gross profit as a percentage of net sales was 31.1% in the third quarter of 1996 as compared to 31.0% in the comparable period last year.

The gross profit percentage in the third quarter remained comparable to the prior year despite increased cost of dairy ingredients. This was accomplished due to improvements in manufacturing efficiencies, production planning and inventory management. The comparable gross profit also reflects the fact that no product was manufactured for the Company under a copacking agreement, by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, at its plant in Fort Wayne, Indiana as compared to the third quarter of 1995 when approximately 14% of packaged pints were manufactured at the Edy's plant. This agreement expired in September 1995.

The Company has experienced significant increases in dairy costs this year. The Company instituted a 3.6% price increase which took effect August 1, 1996 and an additional 3.4% price increase is planned for December 1, 1996 to offset these increased costs. If the trend of rising dairy prices continues, there is the possibility that these costs will not be passed on to consumers which will negatively impact future gross profit margins. See the Risk Factors in the "Forward-Looking Statements" section.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 15.1% to $11.3 million in the third quarter of 1996 from $9.8 million for the same period in 1995. Selling, general and administrative expenses were 24.5% of net sales in the third quarter of 1996 as compared to 21.6% for the comparable period last year. This increase is attributable to increased sales and marketing expenses relating to the launch of the new sorbet line introduced in February 1996, operating expenses relating to the Company's continued international expansion in Europe and expenses primarily in the production planning and inventory management areas.


INTEREST INCOME AND INTEREST EXPENSE

Interest income decreased $72,000 in the third quarter of 1996 as compared to the same period in the prior year. The decrease in interest income was due to a lower average invested balance throughout the period. Interest expense approximated $480,000 in the third quarter of 1996 and 1995.

INCOME TAXES

Income taxes decreased approximately $499,000 primarily due to the decrease in income partially offset by an effective rate of 38.0% in 1996 compared to an effective annual rate of 36.8% in the prior year. The increase in the effective tax rate reflects lower income tax credits in 1996.



NET INCOME

As a result of the foregoing, net income for the third quarter of 1996 decreased 27.9% to $1.8 million from $2.5 million for the third quarter of 1995. Net income was 3.9% of net sales in the third quarter of 1996 compared to 5.6% in 1995. Net income per share decreased 28.6% to $.25 per share for the third quarter of 1996 as compared to $.35 per share in the third quarter of 1995.



Thirty-Nine Weeks Ended September 28, 1996 and September 30, 1995
-----------------------------------------------------------------

NET SALES

Net sales for the thirty-nine weeks ended September 28, 1996 increased 7.8% to $132.1 million compared to $122.5 million for the same period in 1995. Pint volume increased 3.8% compared to the same period in 1995. This increase is primarily attributable to the launch of the Company's new line of sorbet products. This volume increase was combined with a 3.6% price increase of pints sold to distributors that went into effect in August, 1996. Each of the other major product categories had modest increases in unit volume.

Pint sales represented 83% of total net sales in the first three quarters of 1996 and 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in the first three quarters of 1996 and 1995. Net sales of novelties accounted for approximately 7% of total net sales during the first three quarters of 1996 compared to 6% in 1995. Net sales from the Company's retail stores represented 2% of total net sales in the first three quarters of 1996 compared to 3% for the same period in 1995.




COST OF SALES AND GROSS PROFIT

Cost of sales in the first three quarters of 1996 increased approximately $3.9 million or 4.6% from the same period in 1995 and overall gross profit as a percentage of net sales was 32.5% in 1996 as compared to 30.4% for the comparable period in 1995. The higher gross profit percentage in the first three quarters of 1996 is due to the price increase effective in March 1995, and August 1996 combined with improved inventory management and production efficiencies. In addition the improved gross profit reflects the fact that no product was manufactured for the Company in the third quarter of 1996 by Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream, resulting from the transfer of production to the Company's new manufacturing facility in St. Albans, Vermont. In the first three quarters of 1995 approximately 19% of the packaged pints manufactured by the Company were produced by Edy's, under an agreement which expired in September, 1995. These improvements were partially offset by the increased cost of dairy ingredients.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 22.0% to $34.9 million for the first nine months of 1996 from $28.6 million for the same period in 1995. Selling, general and administrative expenses were 26.4% of net sales for the first nine months of 1996 as compared to 23.3% for the same period last year. This increase is attributable to increased sales and marketing expenses relating to the launch of the new sorbet line introduced in February 1996, operating expenses relating to the Company's continued international expansion in Europe, and expenses primarily in the production planning and inventory management areas.

INTEREST INCOME AND INTEREST EXPENSE

Interest income approximated $1.2 million for the first nine months of 1996 and 1995. Interest expense increased $492,000 for the first nine months 1996 as compared to the same period in the prior year. This increase was primarily due to the capitalization of interest in the prior year as part of the cost of the new plant then under construction in St. Albans, Vermont.


INCOME TAXES

Income taxes decreased $163,000 primarily reflecting an effective rate of 38.0% in 1996 compared to an effective annual rate of 36.8% in the prior year. The increase in the effective tax rate reflects lower income tax credits in 1996.


NET INCOME

As a result of the foregoing, net income for the first three quarters of 1996 increased 0.7% to $5.1 million for 1996 and 1995. Net income was 3.9% of net sales in the first three quarters of 1996 compared to 4.2% for the same period in 1995. Net income per share was $.71 per share for the first three quarters of 1996 and 1995.

Liquidity and Capital Resources
-------------------------------

As of September 28, 1996 the Company had $30.3 million of cash and cash equivalents, a decrease of $5.1 million since December 30, 1995. Net cash provided by operations in the first three quarters of 1996 was approximately $4.9 million. Approximately $10.7 million was used for additions to property, plant and equipment, primarily for leasehold improvements at the Company's headquarters that was moved from Waterbury to South Burlington, Vermont in March 1996, and equipment upgrades in Springfield, Waterbury and St. Albans. Funds were provided by cash from operations and cash and investments available at December 30, 1995.

Since December 30, 1995 trade receivables, inventory, accounts payable and accrued expenses have increased $5.8 million, $4.9 million, and $3.2 million respectively. These increases reflect the seasonality of the Company's net sales and production requirements, combined with the effect on inventory of lower than anticipated sales in the third quarter of 1996. Management plans to reduce this level of inventories over the remainder of 1996.


In addition to the $10.7 million spent on capital additions in the first nine months of 1996, the Company anticipates other capital expenditures in the remainder of 1996 of approximately $1.7 million. These additional projected capital expenditures relate primarily to the installation of a third manufacturing line at the St. Albans plant, and equipment upgrades in Waterbury and Springfield.

The Company has two lines of credit for an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of November 12, 1996, there have been no borrowings under these line of credit agreements.

Since its inception, the Company has met its liquidity requirements through cash provided by operations, public stock offerings, lease arrangements for equipment and facilities, and short and long-term borrowings. Management believes that its cash and equivalents, cash provided from operations and lines of credit availability will be adequate to meet the Company's liquidity requirements for the immediate future.

"FORWARD-LOOKING STATEMENTS"

This section includes certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate and operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company Report on form 10-K for the year 1995. Additional risk factors are as follows:

Increased Cost of Raw Materials : Management believes that the trend of increased dairy ingredient costs may continue and it is possible that at some future date both gross margins and earnings may not be protected by pricing adjustments, cost control programs and productivity gains.

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedule
               Exhibit  (10.28.1)  Amendment  to  Employment  Agreement  between
                    Robert Holland Jr. and the Company


          (b) No reports on Form 8-K were filed during the quarter ended September 28, 1996, for which this report is filed.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                    BEN & JERRY'S HOMEMADE, INC.



DATE: November 12, 1996             BY: /s/Frances Rathke
                                           --------------
                                    Frances Rathke, Chief Financial Officer
                                    and Secretary/Treasurer