Form 10-K405
period 1996-12-28
BEN & JERRYS HOMEMADE INC
filed 1997-03-28
CIK 768384

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996

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

     The aggregate market value of the Company's Class A and Class B Common Stock held by non-affiliates was approximately $71,777,992 and $3,009,916 respectively, at March 7, 1997.

     At March 7, 1997, 6,310,410 shares of the Company's Class A Common Stock and 893,308 shares of the Company's Class B Common Stock were outstanding.

Page 1 of 94 pages.  Exhibit Index appears on page 40.



                          BEN & JERRY'S HOMEMADE, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                                                            Page
                                                                            ----

Item 1.           Business...................................................1

Item 2.           Properties................................................15
Item 3.           Legal Proceedings.........................................16

Item 4.           Submission of Matters to Vote of Security Holders.........16

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................17

Item 6.           Selected Financial Data...................................18

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................19

Item 8.           Financial Statements and Supplementary Data...............27

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure....................27

Item 10.          Directors and Executive Officers of the Company...........28

Item 11.          Executive Compensation....................................31

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management............................................33

Item 13.          Certain Relationships and Related Transactions............35

Item 14.          Exhibits, Financial Statements, and Financial
                  Statement Schedules, and Reports on Form 8-K..............40

Item 1.  Business

Introduction

Ben & Jerry's Homemade, Inc. ("Ben & Jerry's" or the "Company") is a leading manufacturer of super premium ice cream, frozen yogurt and sorbet in unique and regular flavors. The Company also manufactures ice cream novelty products, including Peace Pops and Brownie Bars. The Company uses natural ingredients in its products and believes that its gourmet-quality, "down home", and the "made in Vermont" image is a key element of its marketing strategy.

The Company's products are currently distributed throughout the United States primarily through independent distributors. However, the Company's marketing resources are concentrated on certain target markets including New England, New York, the Mid-Atlantic region, Florida, Texas, the West Coast and selected other major markets, including the metropolitan Chicago and Denver areas. In 1996, approximately 77% of the sales of the Company's packaged pints were attributable to these target markets. The Company's products are also available in the United Kingdom, France, Israel, Canada and the Netherlands.

The Company currently markets 39 flavors in packaged pints, for sale primarily in supermarkets, grocery stores, convenience stores and other retail food outlets and over 60 flavors of its ice cream, frozen yogurt and sorbet in bulk, primarily to restaurants and Ben & Jerry's franchised "scoop shops."

History and Philosophy of the Company

The Company began active operations in May 1978, when Ben Cohen, now the Company's Chairperson, and Jerry Greenfield, now the Company's Vice Chairperson, opened a retail store in a renovated gas station in Burlington, Vermont. The store featured homemade ice cream made in an antique rock salt ice cream freezer. That ice cream parlor continues to make its own ice cream in a larger location in Burlington.

The Company believes that, despite its growth, it has maintained a reputation for producing gourmet-quality, natural ice cream and for sponsoring or creating light-hearted promotions that foster an image as an independent socially conscious Vermont company.

The Board of Directors of the Company has formalized its basic business philosophy by adopting a three part "mission statement" for Ben & Jerry's. The statement includes a "product mission," to "make, distribute and sell the finest quality all-natural ice cream"; an "economic mission," to

"operate the Company on a sound financial basis...increasing value for our shareholders and creating career opportunities and financial rewards for our employees"; and a "social mission," to "operate the Company...[to] improve the quality of life of our employees and a broad community: local, national and international." Since 1988 the Company's Annual Report to Stockholders has contained a "social audit" on the Company's performance during the year.

The Company makes cash contributions equal to 7 1/2% of its pretax profits to philanthropy through The Ben & Jerry's Foundation (the "Foundation"), Community Action Teams, which are employee led groups from each of its five Vermont sites, and through corporate grants. In 1996, the 7 1/2% amounted to $513,981. The amount of the Company's cash contribution is subject to review by the Board of Directors from time to time in light of the Company's cash needs, its operating results, existing conditions in the industry and other factors deemed relevant by the Board. See "The Ben & Jerry's Foundation."

Ben & Jerry's maintains a special tie to the Vermont community in which it had its origins. The Company donates product to public events and community celebrations in the Vermont area. Each county in Vermont is covered by a Ben & Jerry's Community Action Team. Also, the Company, acting as an agent, transfers funds to charitable organizations throughout Vermont derived from the sale of product to participating Vermont retail grocers.

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

Super premium ice cream and super premium frozen yogurt and, more recently, super premium sorbet have become an important part of the frozen dessert industry. In response to the demand for lower fat, lower cholesterol products, the Company introduced its own super premium low fat frozen yogurt in 1992, and non-fat frozen yogurt in 1995. In February 1996, the Company introduced six(6) lactose-free and cholesterol-free sorbet flavors, five (5) flavors are fat free and one(1) flavor is low fat. In 1997 Ben & Jerry's will continue to produce ice cream, sorbet, frozen yogurt, and a new line of low fat ice cream which will be introduced in April 1997.

The Company believes, based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), that total annual U.S. sales in supermarkets at retail prices (defined as grocery stores with annual revenues of at least $2 million) of super premium ice cream, frozen yogurt, and sorbet were in excess of $445 million in 1996, compared with about $444 million in 1995. All of the information in this paragraph is taken from IRI data.

Ben & Jerry's Super Premium Ice Cream, Frozen Yogurt and Sorbet

Ben & Jerry's ice cream has a high level of butterfat and low level of air incorporation during the freezing process. The approximate fat content is 15% (excluding add-ins). The approximate overrun (a measurement of the volume of air) is 20%. These physical attributes give the ice cream the rich taste and dense, creamy texture that characterizes super premium ice creams. The fat content of the ice cream is derived primarily from the butterfat in the cream, and secondarily from egg yolks. The mix used to produce all the Company's ice creams follows the original formula developed by Ben Cohen and Jerry Greenfield. It consists of cream, cane or beet sugar, non-fat milk solids, egg yolks, and natural stabilizers.

Ben & Jerry's low fat frozen yogurt is a high quality frozen yogurt with approximately 2% fat (excluding add-ins) and approximately 20% overrun. The fat content of frozen yogurt comes from the cream used in the base mix. The Company's non-fat frozen yogurt has approximately 0% fat and approximately 40% overrun. All our frozen yogurt products are sweetened with pure cane or beet sugar and corn syrup. In 1996, the Company produced ten(10)frozen yogurts. Six(6)are labeled non-fat, two(2) are labeled low fat, and two(2) are not low fat because of the add-ins. The Company purchases cultured yogurt from yogurt manufacturers who use Vermont dairy ingredients. Cultured yogurt is used in the manufacturing of our frozen yogurt dessert products.

Ben & Jerry's fruit sorbets are a fat free frozen dessert with an overrun of approximately 20%. The chocolate sorbet is a low fat product with approximately 2% fat (from the cocoa and chocolate liquor). All sorbets are sweetened with pure cane or beet sugar and corn syrup. The fruits used by the Company are both organically and conventionally grown. The water used to manufacture sorbet is Vermont Pure(TM) Spring Water.

All Ben & Jerry's frozen desserts are made of the finest quality ingredients. Our ingredients contain no preservatives or artificial components (except the flavoring component in one of the candies that we purchase). The dairy products in Ben & Jerry's frozen desserts are readily available from dairy cooperatives in Vermont. The various flavorings, add-ins, and variegates are readily available from multiple suppliers throughout the country.

All the Company's plants include mix batching facilities which allow Ben & Jerry's to manufacture its own dessert mixes. Ben & Jerry's also has designed and modified special machinery to mix large chunks of cookies, candies, fruits and nuts into our frozen desserts. The Company has also designed proprietary processes for swirling variegates (dessert sauces) into our finished products.

The Company also makes ice cream novelty products, including stick pops, which Ben & Jerry's markets as Peace Pops(TM) and Brownie Bars (an ice cream sandwich type novelty).

Ben & Jerry's license agreements include a license from the estate of Jerry Garcia formerly of the Grateful Dead rock group with respect to the Company's Cherry Garcia(R) flavor; political cartoonist Garry Trudeau and Universal Press Syndicate with respect to the Company's Doonesberry(TM) flavor of the new sorbet line of products; Wavy Gravy for the flavor Wavy Gravy; and with Phish Merchandising, Inc. with respect to Phish Food(TM), a new flavor launched in February of 1997.

Manufacturing

The Company manufactures Ben & Jerry's super premium ice cream and frozen yogurt pints at its Waterbury, Vermont plant. The Company generally operates its Waterbury plant 2 shifts a day, six days a week. The Company manufactured approximately 4.4 million gallons at this facility in 1996.

The Company's Springfield, Vermont plant is used for the production of ice cream novelties, bulk ice cream, frozen yogurt and sorbet, and packaged pints and quarts. In 1996 the plant produced approximately 1.1 million dozen novelties,
2.6 million gallons of bulk ice cream and frozen yogurt, packaged pints and quarts. In 1996, the Company generally operated the Springfield plant five to six days per week, with one or two production shifts depending on the season.

In March 1995, the Company's new manufacturing plant in St. Albans started manufacturing ice cream on one line using a temporary nitrogen tunnel hardening system. A second line began operation in December 1995. In 1996, the plant produced 7.8 million gallons of packaged pints. The Company added a third manufacturing line at the plant during 1996. This third line could be converted to a higher production rate, if needed, and once converted, the maximum projected capacity at the St. Albans plant would be approximately 17 million gallons. The Company started using the third line in the Fall of 1996, however, the Company does not expect to utilize all three lines in the plant at the same time in order to meet demand in 1997. Currently the St. Albans plant is producing ice cream, frozen yogurt and sorbet in packaged pints.

In order to meet demand for its pints from 1989 to 1995, the Company had a manufacturing and warehouse agreement with Edy's Grand Ice Cream ("Edy's"), a subsidiary of Dreyer's Grand Ice Cream, Inc. ("Dreyer's"). Under this agreement, Edy's manufactured certain pint ice cream and frozen yogurt flavors at its plant in Fort Wayne, Indiana with specifications and quality control provided by Ben & Jerry's and using Vermont dairy products. This agreement expired in September 1995. Approximately 1.9 million gallons, or about 16% of the aggregate number of packaged pints manufactured in 1995, were manufactured under this arrangement, down from approximately 40% in 1994. Commencing in October of 1995 and to date, all Ben & Jerry's products are manufactured by the Company in the state of Vermont.

Markets and Customers

The Company markets packaged pints, quarts and novelty products primarily through supermarkets, grocery stores, convenience stores and other retail food outlets. The Company markets ice cream, frozen yogurt and sorbet in 2 1/2-gallon bulk containers primarily through franchised (and Company-owned) Ben & Jerry's "scoop shops" and through restaurants.

Ben & Jerry's products are distributed primarily through Dreyer's and other independent regional ice cream distributors. With some exceptions, only one distributor is appointed for each territory for supermarkets. In most areas, sub-distributors are used. Company trucks also distribute some of the products that are sold in Vermont and upstate New York.

Ben & Jerry's has a distribution agreement with Dreyer's under which Dreyer's acts as the master distributor (with exclusivity, in general, for sales to supermarkets and similar accounts) of Ben & Jerry's products in most of the Company's markets outside of New England, upstate New York, and Pennsylvania. Dreyer's markets its own premium ice cream under both the Dreyer's and Edy's brand names, as well as, premium plus ice cream under the brand names of Starbucks (a product produced under a joint venture between Starbucks and Dreyer's Grand Ice Cream) and Portofino, and certain frozen dessert products of other companies. Dreyer's does not produce or market any other super premium ice cream, or frozen yogurt(other than novelties), and in the event that Dreyer's were to distribute another super premium ice cream, or frozen yogurt in any part of its territory, Dreyer's would lose the contractual exclusivity granted to it as a Ben & Jerry's distributor under the agreement. The agreement also contains certain additional provisions specific to the greater metropolitan New York market, including special limitations on the ability of either party to terminate the agreement with respect to the New York market. In early 1994, the agreement was amended to provide for the Company to perform the sub-distribution of Ben & Jerry's products to convenience stores and "mom and pops" in the New York City area. In October 1995, exclusive distribution rights for the New York City area were transferred back to Dreyer's. Net sales to Dreyer's (including sales where the Company acted as a subdistributor in the New York City area) accounted for approximately 55% and 47% of the Company's net sales for 1996 and 1995, respectively.

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

As the Company has become a significant force in the super premium frozen dessert category, its marketing emphasis has shifted from portraying itself as the small "underdog" firm to a Company-wide focus on community involvement and its status as a socially responsible business. In the past, the Company has focused its marketing efforts on communicating newsworthy, Company-wide unique business approaches that tend to generate unpaid newspaper, magazine, radio and TV news coverage.

During 1996, the Company created and produced Ben & Jerry's "One World, One Heart" Festivals in Vermont and Minneapolis. The Company also sponsors the Ben & Jerry's Newport Folk Festival in Newport, Rhode Island. These events, attended by over 50,000 people in outdoor public areas generated lots of goodwill, ice cream sampling and social activism, while building customer loyalty and support for the Company's products in the future.

Ben & Jerry's continues to conduct guided tours of its facility in Waterbury, Vermont. In 1996, approximately 300,000 people visited the plant, making it (the Company believes) the single most popular tourist attraction in the State.

Franchise shops are an integral part of the Company's marketing efforts and their activity on the local level contributes to the Company's three part mission. A franchise is required to spend at least 4% of its gross sales on community/self directed marketing, sampling, advertising and participation in certain Ben & Jerry's selected promotions. The Company introduced its new line of six innovative sorbet flavors made with all natural ingredients and Vermont Pure(TM) Spring Water by offering consumers 1 million free samples during March and April 1996. Samples were also offered at all franchised scoop shops and given away during sampling sessions scheduled in target markets throughout the country.

Franchise Program

As of December 28, 1996, there were 137 North American franchise scoop shops compared to 132 scoop shops and satellites for the year ended December 30, 1995. These numbers do not include 3 Company owned stores in 1996. The franchise scoop shops are located in 24 states. The Company also has 11 franchise scoop shops in Israel and 3 in the Netherlands.

During 1996, the Company opened 21 additional franchise scoop shops and satellites including one Partnershop, and closed 16 scoop shops and satellites including 2 Partnershops. These scoop shops have been opened under existing
Development Agreements, and Single Store Agreements. Development Agreements require a franchisee to develop a particular number of units annually according to the terms of their Agreement. Partnershops are arrangements that permit non-profit organizations to own scoop shops which serve as an employment resource and potentially a source of revenue for the non-profit groups. The Company waives the normal franchise fee of $25,000 in addition to providing expertise in the start-up and operation of the Partnershops.

The Company has assorted franchise concepts which include traditional shops in a variety of settings as well as Partnershops. Franchise Agreements generally have initial terms of five to ten years. Ben & Jerry's Franchise scoop shops sell Ben & Jerry's proprietary and non-proprietary approved items for resale to the public and include Ben & Jerry's ice cream, frozen yogurt, sorbet, private label hot fudge, baked goods and toppings. The menu items also include coffee beverages, fruit smoothies, ice cream cakes, novelties and gift items.

International

The Company regularly investigates the possibilities of entering new markets. In March 1994, the Company started shipping its products to smaller specialty stores in the United Kingdom. Ben & Jerry's ice cream products are now distributed nationally in the United Kingdom, and are available in parts of Ireland, France, Canada and the Netherlands.



In 1990,  the  Company  entered  into a joint  venture  agreement  with  certain individuals in the former Soviet Union to establish a Ben & Jerry's manufacturing facility and franchised "scoop shops" in the Russian state of Karelia. The Company's goal was to provide a model of a small scale private enterprise in the former Soviet Union and to foster international cooperation and global understanding. In February of 1997 Ben & Jerry's began the process of transferring all of its stock in Ben & Jerry's (Iceverk), the ice cream business it started, to the city of Petrosovosk. This enabled the business to be 100% owned by the local community in the city of Petrosovosk within the state of Karelia, the Sister State of Vermont. All rights to use of Ben & Jerry's trademarks in the former Soviet Union will be terminated as of the date of the stock transfer. At the date of this filing this transfer was not complete.

In 1992, the Company repurchased the Canadian rights to Ben & Jerry's products which it had previously licensed in 1987. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's ice cream in Israel.

Competition

The super premium ice cream, frozen yogurt and sorbet business is highly competitive, and with the distinction between the super premium category and the "adjoining" premium/premium plus category less marked than in the past. The Company's principal competitor is The Haagen-Dazs Company, Inc. Other significant competitors are Dannon, Columbo, and Healthy Choice. Haagen-Dazs, an industry leader in the super premium ice cream market, is owned by The Pillsbury Company, which in turn is owned by Grand Metropolitan PLC, a British food and liquor conglomerate. Grand Metropolitan is a large, diversified company with resources significantly greater than the Company's, and Haagen-Dazs has a significant share of the markets which the Company has entered in recent years. Haagen-Dazs has also entered substantially more foreign markets than the Company (including certain markets in Europe and the Pacific Rim). Haagen-Dazs and certain other competitors also market flavors using pieces of cookies and candies as ingredients.

In the ice cream novelty segment, the Company competes with several well-known brands, including Haagen-Dazs and Dove Bars, manufactured by a division of Mars, Inc. Both of these other brands have achieved far larger shares of the novelty market than the Company.

During 1996, the Company noted that the premium category again experienced increased promotional activity driven by the national competition between Dreyer's Grand Ice Cream, Inc., the Company's principal distributor, and Breyer's Ice Cream (owned by Unilever, a large international food company). In accordance with Dreyer's strategic five year plan to accelerate the sales of their branded premium products Dreyer's has increased its consumer marketing efforts and continued expansion of its distribution system into additional U.S. markets. In addition, Dreyer's has introduced two premium plus brands under the Starbuck's and Portofino brands.

There are a number of other super premium brands, including some regional ice cream companies and some new entries. Increased competition and the increased consumer demand for new lower fat, lower cholesterol products like low fat or non-fat frozen yogurt, low fat ice cream and sorbet, combined with limited shelf space within supermarkets, may have, in general, made market entry harder and has already forced some brands out of some markets. The ability to introduce innovative new flavors and low fat offerings on a periodic basis is also a significant competitive factor. The Company expects strong competition to continue, including price/promotional competition, competition for adequate distribution and limited shelf space within the frozen dessert category in supermarkets and other food retail outlets.

Seasonality

The ice cream, frozen yogurt and frozen dessert industry generally experiences the highest volume during the spring and summer months and the lowest volume in the winter months.

Regulation

The Company is subject to regulation by various governmental agencies, including the United States Food and Drug Administration and the Vermont Department of Agriculture. It must also obtain licenses from the states where Ben & Jerry's products are sold. The criteria for labeling low-fat/low-cholesterol and other health-oriented foods was revised in 1994, and in some respects made more stringent, by the FDA. The Company, like other companies in the food industry, made changes in its labeling in response to these regulations and is in compliance. The Company cannot predict the impact of possible further changes that it may be required to make in response to legislation, rules or inquiries made from time to time by any governmental agencies. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the frozen desserts industry, to develop and market new products. Nevertheless, the Company does not believe these legislative and administrative rules and regulations will have a significant impact on its operations.

In connection with the operation of all its plants, the Company must comply with the Vermont environmental laws and regulations relating to air quality, waste management, and other related land use matters. The Company maintains wastewater discharge permits for all of its manufacturing locations. The Waterbury plant pre-treats production effluent prior to discharge to the municipal treatment facility. The Company believes that it is in compliance with all of the required operational permits relating to environmental regulations.

The Company believes that it is in compliance in all material respects with the other regulatory requirements applicable to its operations and that continuing expenditures for compliance with environmental or other regulatory requirements will not materially affect its results.

Trademarks

The name Ben & Jerry's(R) and the proprietary flavor names: Cherry Garcia(R); Chunky Monkey(R); Chubby Hubby(R) and Dastardly Mash(R) are all registered trademarks of the Company. Cherry Garcia(R), Phish Food(TM), Wavy Gravy and Doonesberry(TM) are licensed to the Company. Some of the Company's other trademarks include: New York Super Fudge Chunk(TM); Peace Pops(TM); Hunka Hunka Burning Fudge(TM); Cool Britannia(TM); World's Best(TM); Vermont's Finest(TM) and One World One Heart(TM).

Employees

At December 28, 1996, Ben & Jerry's employed 708 people including full time, part time and temporary employees. This represents a .4% increase from the 703 people employed by the Company at December 30, 1995.

The Ben & Jerry's Foundation

In 1985, Ben Cohen, Chairperson of the Board, contributed a portion of the equity of the Company which he then owned to The Ben & Jerry's Foundation, Inc., a charitable organization under Section 501(c)(3) of the Internal Revenue Code, in order to enable the Foundation to sell such equity in 1985 and invest the net proceeds (approximately $598,000) in income-producing securities to generate funds for future charitable grants. Until March 1994, the Foundation was the recipient of the bulk of the Company's charitable cash contributions and provided the principal means for carrying out the Company's charitable cash giving policy. In March 1994, the Board of Directors of the Company revised the process to make philanthropic giving more meaningful for, and connected to, the employees of the Company. Employees serving in Community Action Teams now provide the principal means for carrying out the Company's charitable cash giving policy in the State of Vermont. The Foundation, with its employee-led grant making committee, provides the principal means for carrying out the Company's charitable cash giving policy across the nation. The Foundation continues to target its grants to small grass roots social change organizations.

In October 1985, pursuant to stockholder authorization, the Company issued to the Foundation all of the 900 authorized shares of Preferred Stock valued at $10 per share. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain mergers and other Business Combinations (as defined in the Company's charter). The issuance of Preferred Stock was designed to perpetuate the relationship between the Foundation and the Company and to assist the Company in its determination to remain an independent business headquartered in Vermont.

Anti-Takeover Effects of Class B Common Stock and Preferred
Stock

The holders of Class A Common Stock are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors. The holders of Class B Common Stock are entitled to ten votes for each share held in the election of directors and on all other matters. The Class B Common Stock is generally nontransferable, and there is no trading market for the Class B Common Stock. The Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis and transferable thereafter. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Stock thereby sold.

The Company has been advised that Mr. Ben Cohen (Chairperson and a director of the Company), Mr. Jerry Greenfield (Vice Chairperson and a director of the Company), Mr. Fred Lager (a director and formerly a consultant to the Company) and Mr. Jeff Furman (a director and formerly a consultant to the Company) (collectively, the "Principal Stockholders") presently intend to retain substantial numbers of shares of Class B Common Stock. As a result of conversions by "public" stockholders of Class B Common Stock, in order to enable their sales of such securities, the Class B Common Stock is now held disproportionately by Company insiders, including the above-named four directors who are Principal Stockholders. See "Security Ownership of Certain Beneficial Owners and Management." As of March 7, 1997, these four principal individual stockholders held shares representing 48.5% of the aggregate voting power in elections of directors and various other matters but only 19.94% of the aggregate common equity outstanding, permitting them, as a practical matter, generally to decide elections of directors and various other questions submitted to a vote of the Company's stockholders even though they might sell substantial portions of their Class A Common Stock.

The Board of Directors, without further stockholder approval, may authorize the issuance of additional authorized but unissued shares of Class B Common Stock in the future and sell shares of Class B Common Stock held in the Company's treasury; however, issuance or sale of additional shares of Class B Common Stock, which was not permitted under a rule of the NASDAQ-NMS until 1995, is now permitted subject to approval under limited circumstances by the NASDAQ-NMS.

In 1985, Ben Cohen, Chairperson of the Board, contributed 900 shares of Preferred Stock to The Ben & Jerry's Foundation, Inc. While the Foundation is a charitable entity legally separate from the Company, it may be deemed to be an affiliate of the Company because all of the current directors of the Foundation, Messrs. Greenfield and Furman and Ms. Bankowski are also directors of the Company. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain Business Combinations (as defined in the Company's charter). The issuance of the Preferred Stock to the Foundation effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to Business Combinations (as defined). This may have the effect of limiting such common stockholders' participation in certain transactions such as mergers, other Business Combinations (as defined) and tender offers, whether or not such transactions might be favored by such common stockholders.

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

In 1992, the Company entered into a five-year lease/purchase agreement for a 42-acre parcel of land in St. Albans, Vermont, the site of the Company's 92,000 square-foot production facility. The Company anticipates that this parcel will be purchased in 1997.

In February 1996, the Company entered into a ten year lease agreement for approximately 69,000 square-feet of office and warehousing space in South
Burlington, Vermont where the Company's executive offices and administrative departments are now located, following the 1996 move from its Waterbury headquarters.

The Company also leases space for its retail ice cream parlors in Burlington and Montpelier, Vermont. The Company owns two single-family houses, both situated on land adjacent to its manufacturing facility it Waterbury, used for a day-care center, employee training and other purposes.

The Company believes that all of its facilities are well maintained and in good repair.

Item 3.  Legal Proceedings

On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G. Jakobe, Jr. v. Ben & Jerry's Inc., et al., United States District Court (D. Vermont) Case No. 1-95-CV-373, was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the
Company violated the federal securities laws by making, in 1994, untrue statements of material facts and omitting to state material facts primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont. Also named as defendants in the Complaint are certain present and former officers and directors of the Company. Plaintiff is seeking an unspecified amount of monetary damages.

On October 31, 1996 the Court dismissed all but one of Plaintiff's claims. Pretrial discovery has commenced.

While this action is in its preliminary stages, management believes, based on an initial review, the allegations made in the lawsuit are without merit and the Company intends to defend the lawsuit vigorously.

The Company is subject to certain additional litigation and claims in the ordinary course of business which management believes are not material to the Company's business.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                                                    PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol BJICA. The following table sets forth for the period January 1, 1995 through March 7, 1997 the high and low closing sales prices of the Company's Class A Common Stock for the periods indicated.
                                                High             Low

1995
         First Quarter......................     $14              $ 9 5/8
         Second Quarter.....................      15 1/2           11 3/4
         Third Quarter......................      20               13 5/8
         Fourth Quarter.....................      19               14 1/2
1996

         First Quarter......................    $17 1/4          $13
         Second Quarter.....................     19 1/2           14
         Third Quarter......................     17 3/4           12 1/4
         Fourth Quarter.....................     14 3/4           10 7/8

1997

         First Quarter(through March 7, 1997)   $14 3/8           10 7/8

The Class B Common Stock is generally non-transferable, and there is no trading market for the Class B Common Stock. However, the Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis, and transferable thereafter. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Stock thereby sold.

As of March 7, 1997 there were 10,991 holders of record of the Company's Class A Common Stock and 2,329 holders of record of the Company's Class B Common Stock.

Item 6.         Selected Financial Data

The following table contains selected financial information for the Company's fiscal years 1992 through 1996.

                                     (In thousands except per share data)
Summary of Operations:

                                                            Fiscal Year
                                  ------------------------------------------------------------
                                      1996         1995         1994         1993        1992
                                      ----         ----         ----         ----        ----

Net sales .....................   $ 167,155    $ 155,333    $ 148,802    $ 140,328   $ 131,969

Cost of sales .................     115,212      109,125      109,760      100,210      94,389
Gross profit ..................      51,943       46,208       39,042       40,118      37,580
Selling, general
   and administrative
   expenses ...................      45,531       36,362       36,253       28,270      26,243

Asset write-down ..............       6,779
Other income
 ...(expense)--net .............         (77)        (441)         228          197         (23)
Income(loss) before
   income taxes ...............       6,335        9,405       (3,762)      12,045      11,314
Income taxes
(benefit) .....................       2,409        3,457       (1,893)       4,844       4,639

Net income(loss) ..............       3,926        5,948       (1,869)       7,201       6,675

Net income(loss) per
common share(1)................   $    0.54    $    0.83    $   (0.26)   $    1.01   $    1.07

Weighted average
   common and common
   equivalent shares
   outstanding(1)..............       7,230        7,222        7,148        7,138       6,254

Balance Sheet Data:
                                                             Fiscal Year
                                  ------------------------------------------------------------
                                       1996         1995         1994         1993        1992
                                  ---------    ---------    ---------    ---------   ---------
Working capital ...............   $  50,055    $  51,023    $  37,456    $  29,292   $  18,053
Total assets ..................     136,665      131,074      120,296      106,361      88,207
Long-term debt ................      31,087       31,977       32,419       18,002       2,641
Stockholders' equity(2)........      82,685       78,531       72,502       74,262      66,760




--------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows certain items as a percentage of net sales which are included in the Company's Statement of Operations.



                                      Percentage of Net Sales
                                      -----------------------
                                           Fiscal Year
                                           -----------

                                     1996      1995      1994
                                     ----      ----      ----

Net sales ....................      100.0 %   100.0 %   100.0  %
Cost of sales ................       68.9      70.2      73.8
                                     ----      ----      ----
Gross profit .................       31.1      29.8      26.2
Selling, general
     and administrative
     expense .................       27.2      23.4      24.4
Asset write-down .............                           (4.6)
Other income
     (expenses) ..............        0.1      (0.4)      0.2
                                      ---      ----       ---
Income(loss)before
     income taxes ............        3.8       6.0      (2.6)
Income taxes(benefit) ........        1.5       2.2      (1.3)
                                      ---       ---      ----
Net income(loss) .............        2.3 %     3.8 %    (1.3) %
                                      ===       ===      ====



Sales

Net sales in 1996 overall increased 7.6% to $167 million from $155 million in 1995. Pint volume increased 2.6% compared to 1995. This volume increase was combined with a 3.6% price increase of pints that went into effect in August 1996. This volume increase in pints was primarily due to the Company's introduction of its new line of sorbets in February 1996. Net sales of both novelties and 21/2 gallon bulk containers had increases of 10.9% and 8.3% respectively in 1996.

Pint sales represented approximately 85% of total net sales in 1996, 1995 and 1994. Net sales of 2 1/2 gallon bulk containers represented approximately 7.0% of total net sales in 1996, 1995 and 1994. Net sales of novelties accounted for approximately 6.0% of total net sales in 1996 and 1995, and 5% in 1994. Net sales from the Company's retail stores represented 2.0% of total net sales in 1996 and 1995 and 3% in 1994.

Net sales in 1995 overall increased 4.4% to $155 million from $149 million in 1994. Pint volume decreased 1.5% compared to 1994. This volume decrease was offset by a 3.7% price increase of pints sold to distributors that went into effect in March 1995. Net sales of both novelties and 21/2 gallon bulk containers had modest increases in 1995.

Cost of Sales

Cost of sales in 1996 increased approximately $6.1 million or 5.6% over the same period in 1995 and overall gross profit as a percentage of net sales increased from 29.8% in 1995 to 31.1% in 1996. The higher gross profit as a percentage of sales in 1996 is due to the price increase effective in August 1996 combined with improved inventory management and production efficiencies, as compared with 1995. The impact of increased dairy raw material costs was offset by improved manufacturing expenses. If the trend of rising dairy prices continues, there is the possibility that these costs will not be passed on to consumers which will negatively impact future gross profit margins. See the Risk Factors in the "Forward-Looking Statements" section. In addition, the improved gross margin reflects the impact of the termination of the manufacturing agreement between the Company and Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream. This production was transferred to the Company's manufacturing facility in St. Albans, Vermont in the third quarter of 1995. Approximately 16% of the packaged pints manufactured by the Company in 1995 were produced by Edy's.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25.2% to $45.5 million in 1996 from $36.4 million in 1995 and increased as a percentage of net sales to 27.2% in 1996 from 23.4% in 1995. This increase primarily reflects increased marketing and sales spending for the launch of the new "Sorbet" line which was introduced in February 1996, international market penetration costs and expenses primarily in the production planning and inventory management areas.

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

Asset Write-Down

1994 results included a pretax charge of $6.8 million, representing a write-down of certain assets of the Company's St. Albans, Vermont plant. Following substantial delays with the implementation and completion of certain automated handling processes and refrigeration hardening equipment of the new plant and after receipt of a report from an outside engineering firm experienced in the refrigerated food industry, the Company decided to replace certain of the software and equipment installed at the new plant. The charge included a portion of the previously incurred capitalized interest and project management costs. The impact of this charge on both the 1994 fourth quarter and full year 1994 results was $4.1 million or $0.57 per share.

The Company began manufacturing at the St. Albans plant in March 1995, utilizing a temporary set-up on one production line. Two manufacturing lines were fully operational in December 1995.

Other Income(Expense)

Interest income in 1996 remained level with 1995. Interest expense increased $0.5 million in 1996 compared to 1995. This increase was due primarily to the capitalization of a portion of interest in the prior year as part of the cost of the plant in St. Albans, Vermont before the plant became operational. This increase in interest expense was more than offset by net proceeds of $884,000 from an insurance claim settlement related to inventory damaged in 1995.

Interest income increased $0.6 million during 1995 compared to 1994, primarily due to higher interest rates on investments. Interest expense increased $1.2 million in 1995 compared to 1994. This increase was due primarily to the capitalization of interest in the prior year as part of the cost of the new plant in St. Albans, Vermont as compared with capitalization of only a small amount of interest in 1995 before the plant became operational.

Income Taxes

The Company's effective income tax rate increased from 36.8% in 1995 to 38.0% in 1996 reflecting higher state income taxes and lower income tax credits partially offset by increased tax-exempt interest. The Company's effective income tax rate increased from (50.3%) in 1994 to 36.8% in 1995 primarily reflecting the profit in 1995, as compared to the loss in 1994, combined with lower income tax credits and tax-exempt interest income in 1995 as compared to 1994. Management expects 1997's effective income tax rate to remain at approximately 38.0%.

Net Income

As a result of the foregoing, net income decreased $2.0 million to $3.9 million in 1996 compared to $5.9 million in 1995 and a net loss of $1.9 million in 1994. Net income(loss) as a percentage of net sales was 2.3% in 1996 compared to 3.8% in 1995 and (1.3%) in 1994.

The Company announced on March 20, 1997 that the Company expects a net loss for the first quarter of 1997. The Company anticipates this lost to be in the range of $.12 to $.15 per share.

The Company expects to report a decrease in net sales in the first quarter of 1997 of approximately 5-7% as compared to the first quarter of 1996. This sales decline, coupled with planned reduced production levels designed to lower the Company inventories, significantly reduced the Company's gross margins in the first quarter of 1997. In addition, increased commodity costs continued to negatively impact the Company's gross margin. Selling, general and administrative expenses are expected to be higher than in the first quarter of 1996 due primarily to higher European marketing and selling expenses. Although financial results are disappointing, the Company anticipates a return to profitability for the remainder of 1997.

Seasonality

The Company typically experiences more demand for its products during the summer than during the winter.

Inflation

Inflation has not had a material effect on the Company's business to date, with the exception of dairy raw material costs. See the Risk Factors in the "Forward-Looking Statements" section. Management believes that the effects of inflation and changing prices were successfully managed in 1996, with both margins and earnings being protected through a combination of pricing adjustments, cost control programs and productivity gains.

Liquidity and Capital Resources

As of December 28, 1996 the Company had $36.1 million of cash and cash equivalents, an increase of $700,000 since December 30, 1995. Net cash provided by operations in 1996 was approximately $14.3 million. Approximately $12.3 million was used for net additions to property, plant and equipment, primarily for equipment upgrades in Waterbury, and Springfield, relocation to and renovation of the new corporate headquarters in South Burlington, Vermont and capital expenditures for the installation of a third production line at the plant in St.
Albans, Vermont.

Inventories increased from $12.6 million at December 1995, to $15.4 million at December 28, 1996. The increase in inventory resulted from lower than anticipated sales in the second half of 1996. Management plans to reduce inventories in 1997. Accounts receivable has decreased $3.0 million since December 30, 1995 to $8.7 million from $11.7 million at December 30, 1995. This decrease in accounts receivable is due to the timing of sales in the fourth quarter of 1996 compared to 1995. The Company anticipates capital expenditures in 1997 of approximately $8.0 million. Substantially all of these additional projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing plants in Waterbury, Springfield and St. Albans, as well as additional research & development equipment and computer related expenditures.

The Company's long-term debt includes $30 million aggregate principal amount of Senior Notes issued in 1993 and 1994, which are held in cash equivalents pending their use in the business.

On December 29, 1995, the Company extended two line of credit agreements, for an aggregate of $20 million, with The First National Bank of Boston and Key Bank of Vermont. These unsecured agreements provide for borrowings from time to time, and unless further extended, expire September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of March 28, 1997 there have been no borrowings under these lines of credit. Management intends to renew these line of credit agreements.

Management believes that internally generated funds, cash and cash equivalents, and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

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

Growth in sales and earnings. In 1996, net sales of the Company increased 7.6% to $167 million from $155 million in 1995. Pint volume increased 2.6% compared to 1995. The super premium ice cream, frozen yogurt and sorbet category sales remained flat in 1996 as compared to 1995. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to any sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by promotional expenditures, is likely to have an important impact on the Company's 1997 and future financial results. See "Management's

Discussion and Analysis of Financial Conditions and Results of
Operations."

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium/premium plus category less marked than in the past. And, as noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets. See "Business-Competition" and "Business-The Super Premium Frozen Dessert Market."

Increased Cost of Raw Materials: Management believes that the trend of increased dairy ingredient costs may continue and it is possible that at some future date both gross margins and earnings may not be protected by pricing adjustments, cost control programs and productivity gains.

Reliance on a limited number of Key Personnel. The success of the Company is significantly dependent on the services of Perry Odak, the Chief Executive Officer and a limited number of executive managers working under Mr. Odak, as well as certain continued services of Ben Cohen, the Chairperson of the Board and co-founder of the Company; and Jerry Greenfield, Vice Chairperson and co-founder of the Company. Loss of the services of any of these persons could have a material adverse effect on the Company's business. See "Directors and Executive Officers of the Company."

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

International. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Canada, the United Kingdom, Ireland, France and the Netherlands, in addition to Israel under a licensing agreement but is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in entering, on a long-term profitable basis, such international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock, entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield, Fred Lager and Jeffrey Furman (collectively, the "Principal Stockholders") hold shares representing 48.5% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they were to sell substantial portions of their Class A Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

In addition, the Company has issued all of the authorized Class A Preferred Stock to the Foundation. All current directors of the Foundation are directors and/or employees of the Company. The Preferred Stock gives the Foundation a special class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations. See "Business- The Ben & Jerry's Foundation."

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

The response to this Item is in Item 14(a)of this Report.

Item 9.          Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure

Not applicable.

                                                   PART III

Item 10.  Directors and Executive Officers of the Company

Directors and Executive Officers

The directors and executive officers of the Company are as
follows:
Name                               Age                     Office
----                               ---                     ------
Ben Cohen............              45      Chairperson and Director
Perry Odak...........              51      Chief Executive Officer and Director
Jerry Greenfield.....              45      Vice Chairperson and Director
Elizabeth Bankowski..              49      Director and Director of Social
                                           Mission
Jeffrey Furman.......              53      Director
Fred Lager...........              42      Director
Frederick A. Miller..              50      Director
Henry Morgan.........              71      Director
Jennifer Henderson...              43      Director
Robert Holland,Jr....              56      Director
Bruce Bowman.........              44      Senior Director of Operations and
                                           Chief Operating Officer
Frances Rathke.......              36      Chief Financial Officer
                                           and Secretary

All directors hold office until the June 28, 1997 annual meeting of stockholders of the Company and until their successors are elected and qualified. The Board of Directors has an Audit Committee on which Messrs. Morgan, and Lager
(Chairperson) serve and a Workplace/Compensation Committee on which Messrs. Morgan (Chairperson), Lager, Miller and Ms. Henderson serve. The Board also has both a Nominating Committee on which Messrs. Cohen (Chairperson), Furman, Holland, Greenfield and Ms. Bankowski serve, and a Social Mission Committee on which Messrs. Miller (Chairperson), Furman, Cohen, Holland, Ms. Henderson and Ms. Bankowski serve. Officers serve until their successors are elected and qualified.

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

Perry Odak, has served as the Chief Executive Officer since January 1997. Mr. Odak started his career on the food side of Armour-Dial, Inc., was later part of the start-up team at Jovan, Inc. and as President of the Consumer Group for Atari, Inc. At Jovan he was General Manager of this $150 million company overseeing sales, marketing, operations and distribution. In 1983 Odak became a partner at Catalyst Technologies where he started and launched ETAK, Inc., the first vehicle navigation system. In 1990 Mr. Odak began his consulting career which took him to several companies including Sudbury, Inc., Investcorp International, Color Tile, Graham Packaging and U.S. Repeating Arms Co.. While at Investcorp, Mr. Odak developed and executed a successful strategy for Dellwood Foods, a large dairy that included a buy out and merger with Tuscan, the largest dairy in metropolitan New York.

Jerry Greenfield, a founder of the Company, has served as director and Vice Chairperson of the Board of Directors since 1990. Mr. Greenfield is also President and director of The Ben & Jerry's Foundation, Inc.

Elizabeth Bankowski has served as Director of Social Mission Development since December 1991. Ms. Bankowski has been a director of the Company since 1990. Additionally, Ms. Bankowski is Secretary and director of The Ben & Jerry's Foundation, Inc.

Jeffrey Furman has served as a director of the Company since 1982. Mr. Furman is Treasurer and director of The Ben & Jerry's Foundation, Inc. From March 1991 through December 1996, Mr. Furman was a consultant to the Company.

Fred Lager has served as director of the Company since 1982. From 1989 to 1991, Mr. Lager was President and Chief Executive Officer of the Company. Most recently, from 1991 to July, 1996, Mr. Lager was a consultant for the Company. Mr. Lager is a director of Working Assets Funding Service and Whole Foods Market, Inc.

Frederick A. Miller has served as a director of the Company since 1992. Since 1985, Mr. Miller has served as President of The Kaleel Jamison Consulting Group, Inc., a strategic culture change and management consulting firm.

Henry Morgan has served as a director of the Company since 1987. He is also a director of Cambridge Bancorporation, Shorebank Development Bancorporation, Southern Development Bancorporation and Cleveland Development Bancorporation.

Jennifer Henderson has served as a director of the Company since June, 1996. Ms. Henderson is director of Training at the Center for Community Change in Washington DC and President of Strategic Interventions, Inc., a leadership and management consulting firm.

Robert Holland, Jr. served as President and Chief Executive Officer from January 1995 to October 31, 1996. Mr. Holland has served as a director of the Company since March 1995. Prior to this, Mr. Holland served as Chairperson and Chief Executive Officer of ROHKER-J, a consulting firm for Fortune 500 companies since 1991. Mr. Holland is Chairperson of the Board of Trustees at Spelman College, a trustee of Atlanta University Center and Mutual of New York and is a member of the Board of Directors of Frontier Corporation, TrueMark Manufacturing Company, the Harlem Junior Tennis Program and AC Nielsen Corporation.

Bruce Bowman has served as Senior Director of Operations since August 1995 and Chief Operating Officer since October 31, 1996. Prior to this, Mr. Bowman was Senior Vice President of Operations at Tom's Foods, Inc., a food manufacturing company from April 1991 until August 1995.

Frances Rathke has served as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company since April, 1990.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company in Fiscal Years 1994 - 1996 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer (Ben Cohen was CEO prior to Robert Holland's election in January 1995) and the Company's other executive officers during the 1996 fiscal year whose total salary and bonuses exceeded $100,000. Perry Odak became the Chief Executive Officer on January 1, 1997.

                                                               Long-Term Compensation
                                                               ----------------------
                        Annual Compensation                    Awards                Payouts
                        ----------------------------------------------------------------------

                                                     Other                Securities                  All
Name and                                             Annual    Restricted Underlying                 Other
Principal                                            Compen-     Stock     Options/   LTIP         Compen-
Position                 Year     Salary   Bonus(2)  sation(4)  Awards(3)   SARS(6)   Payouts     sation(5)
--------                 ----     ------   --------  ---------  ---------   -------   -------     ---------

Ben Cohen(1)...........  1996   $149,664       --                                                 $  3,017
Chairperson ...........  1995   $132,500       --                                                 $  2,195
and CEO ...............  1994   $132,500       --                                                 $  2,650

Jerry Greenfield ......  1996   $149,664       --                                                 $  3,017
Vice Chairperson ......  1995   $132,500       --                                                 $  2,195
                         1994   $132,745       --                                                 $  2,655

Robert Holland, Jr ....  1996   $250,000   $100,000                                               $272,948
CEO, President and ....  1995   $225,962   $100,000                        $80,000                   --
Director

Bruce Bowman ..........  1996   $169,231   $ 20,000                        $10,000                $  1,099
Senior Director of ....  1995   $55,385     $40,000                        $25,000                   --
Operations and COO

Katherine Greenleaf ...  1996   $156,934       --                          $25,000                   --
Senior Director
of People

Frances Rathke ........  1996   $145,385       --                                                 $  2,928
CFO and ...............  1995   $125,000   $  1,281                        $30,000                $  2,260
Secretary .............  1994   $121,398   $    611                                               $  2,440

Elizabeth Bankowski ...  1996   $125,000       --                          $20,000                $  2,267
Director of Social ....  1995   $125,000   $    745   $ 14,341   $ 21,360  $ 5,000                $  2,267
Mission Development ...  1994   $115,803   $    328                                               $  2,323



(1)  Ben Cohen was CEO prior to January 31, 1995.

(2) "Bonus" includes discretionary distributions under the Company's profit sharing plan pursuant to which a cash bonus was awarded to all employees (other than co-founders, Ben Cohen and Jerry Greenfield, CEO Robert Holland, and Senior Director of Operations Bruce Bowman, and starting in 1996 Frances Rathke, Elizabeth Bankowski and Katherine Greenleaf). Robert Holland was awarded a bonus in accordance with his employment contract of $100,000 for the years 1995 and 1996. Bruce Bowman was awarded a bonus in accordance with his employment contract of $40,000 in 1995 and $20,000 in 1996.

(3) "Restricted Stock Awards" includes restricted stock awards of 2,000 shares made in 1995. No other restricted stock awards were made in 1994-1996, or are outstanding. Award was vested at date of grant.


--------






(4)  "Other  Annual   Compensation"   consists  of  gross-up  payments  for  tax
     liabilities incurred on the restricted stock award granted in 1995.

(5) "All Other Compensation" includes Company contributions to 401(K) plans and in 1996 includes severance payments payable monthly through January 1998 to Robert Holland, Jr. under the Amended Employment Agreement dated October 31, 1996 in the amount of $270,833. .

(6) "Securities Underlying Options/SAR" after giving effect to Mr. Holland's Amended Employment Agreement dated October 31, 1996.

Option/SAR Grants in 1996

                                                                                               Potential
                                                                                              Realizable
                                                                                               Value at
                                          Percentage                                        Assumed Annual
                                           of Total                                            Rates of
                                           Options/                                           Stock Price
                                             SARS           Exercise                         Appreciation
                            Options/      Granted to           or                           for Option Term
                            SARS           Employees       Base Price    Expiration
                            Granted         in 1996        (per share)      Date               5%            10%
                            -------         -------        -----------      ----               --            ---
Ben Cohen                         0             0                0                0             0              0
Jerry Greenfield                  0             0                0                0             0              0
Robert Holland, Jr.               0             0                0                0             0              0
Bruce Bowman                 10,000          16.0%          $12.38         10/22/06       $77,857       $197,305
Katherine Greenleaf          25,000          40.0%           14.75          4/14/06       231,905        587,693
Frances Rathke                    0             0                0                0             0              0
Elizabeth Bankowski          20,000          32.0%           12.38         10/22/06       156,000        394,611

Aggregated Option/SAR Exercises in 1996 and 1996 Year-End
Option/SAR Values

                        Shares
                       Acquired                                                  Value of Unexercised
                          on                    Number of Unexercised            In-The-Money Options/
                       Exercise    Value       Options/SARS at 12/28/96            SARS at 12/28/96
                                               ------------------------            ----------------
                          (#)   Realized     Exercisable    Unexercisable    Exercisable Unexercisable
                          ---   --------     -----------    -------------    -------------------------

Ben Cohen                 0          0             0                 0                 0           ---
Jerry Greenfield          0          0             0                 0                 0           ---
Robert Holland, Jr.       0          0        80,000                 0           $45,400           ---
Bruce Bowman              0          0             0            35,000                 0           ---
Katherine Greenleaf       0          0             0            25,000                 0           ---
Frances Rathke            0          0         5,593            25,592            $3,750           ---
Elizabeth Bankowski       0          0         5,485            20,485            $3,750           ---

Directors who are not employees or full-time consultants of the Company receive an annual retainer fee of $9,000, in addition to a $750 per board meeting attendance fee, and reimbursement of reasonable out-of-pocket expenses.

The Company has also adopted the 1995 Non-Employee Directors Plan for Stock in lieu of Directors Cash Retainer under which directors may elect to be paid annually, in lieu of the cash retainer for Board services, shares of common stock having a fair market value (as of the date of payment) equal to the amount of such annual retainer. This plan was not implemented with respect to the year 1995. On September 19, 1996, four non-employee directors, Henry Morgan, Jon Katzenbach, Frederick A. Miller, and Jennifer Henderson each received 524 shares of stock in lieu of the cash retainer for the period October 1996 through June of 1997 under the 1995 Non-Employee Directors'
Plan for Stock in Lieu of Directors' Cash Retainer Plan.

Item 12.         Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information as of March 7, 1997 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock, Class B Common Stock and Preferred Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of Class A Common Stock, Class B Common Stock or Preferred Stock, (ii) each director and executive officer of the Company individually, (iii) all directors and officers of the Company as a group and
(iv) The Ben & Jerry's Foundation, Inc. The mailing address of each of the persons shown and of the Foundation is c/o the Company, 30 Community Drive, South Burlington, Vermont 05403-6828.

                                 Amount of              Amount of
                                 Beneficial             Beneficial              Amount of
                                Ownership of           Ownership of             Beneficial
                                   Class A               Class B               Ownership of
                                Common Stock           Common Stock          Preferred Stock
                                ------------           ------------          ---------------
                                      Percentage           Percentage               Percentage
                               Number     of       Number      of          Number       of
                                 of   Outstanding    of    Outstanding       of     outstanding
                               Shares  Shares(a)   Shares    Share(b)      Shares     Shares
                               ------  ---------   ------    --------      ------     ------
Ben Cohen (c)                 604,373    9.60%    487,876     52.24%          --       --
Robert Holland, Jr.             1,596        *         --        --           --       --
Fred Lager (d)                 30,600        *     53,600       5.9%          --       --
Jeffrey Furman                 10,000        *     30,300       3.3%          --       --
Henry Morgan                    3,224        *        *--          *          --       --
Jerry Greenfield (e)          130,000    2.01%     90,000       9.9%          --       --
Frederick A. Miller             1,124        *         --          *          --       --
Elizabeth Bankowski             3,134        *         --          *          --       --
Jon Katzenbach                    524        *         --         --          --       --
Jennifer Henderson                524        *         --         --          --       --
Bruce Bowman                      403        *         --          *          --       --
Frances Rathke                  3,315        *         --          *          --       --
Putnam Investments, Inc.(1)   472,250    6.50%         --          *          --       --
     One Post Office Square
     Boston, MA 02109

The Capital Group(2)          755,500   11.90%         --         **          --       --
Companies, Inc.
     333 South Hope St.
     Los Angeles, CA 90071

All Officers and directors
as a group (13 persons)       788,817   12.53%    661,776       72.6%         --       --
The Ben & Jerry's
Foundation, Inc.(g)                --       --         --          --        900     100%
----------------------
*      Less than 1%

--------

(1) Putnam Investments, Inc. is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., and wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds and The Putnam Advisory Company, Inc., which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and The Putnam Advisory Company, Inc. has shared voting power over the shares held by the institutional clients.

(2) The Capital Group Companies, Inc. is the parent company of Capital Research and Management Company, SMALLCAP World Fund, Inc. and Capital Guardian Trust Company. As a result of the investment power and in some cases the voting power held by the subsidiary companies, he Capital Group Companies, Inc., may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities Exchange Act of 1934.




(a) Based on the number of shares of Class A Common Stock outstanding as of March 7, 1997. Each share of Class A Common Stock entitles the holder to one vote.

(b) Based on the number of shares of Class B Common Stock outstanding as of March 7, 1997. Each share of Class B Common Stock entitles the holder to ten votes.

(c) Under the regulations and interpretations of the Securities and Exchange Commission, Mr. Cohen may be deemed to be a parent of the Company.

(d)  Mr. Lager owns these shares jointly with his wife.

(e) By virtue of their positions as two of the three current directors of the Foundation, which has the power to vote or dispose of the Preferred Stock, each of Messrs. Greenfield, a co-founder, Director and Vice Chairperson of the Company, and Furman, a Director of and formerly a consultant to the Company, may be deemed, under the regulations and interpretations of the Securities and Exchange Commission, to own beneficially the Preferred Stock.

(f) Does not include 210 shares of Class A Common Stock and 105 shares of Class B Common Stock owned by Mr. Furman's wife, as to which he disclaims beneficial ownership.

(g) While the Ben & Jerry's Foundation, Inc. is an entity legally separate from the Company, it may be deemed to be an affiliate of the Company under the securities laws.

Item 13.  Certain Relationships and Related Transactions

Under the terms of an Amended Employment Agreement between the Company and Mr. Lager, the Company is obligated to provide Mr. Lager with (i)family health insurance coverage under the Company's regular employee health insurance plan until February, 2003(ii) to continue payments of the premiums due on Mr. Lager's life insurance policy (currently $12,335 per year) until the date when the policy becomes "self-funding", which is estimated to be December 31, 2002, and
(iii) to  extend  the  non-compete  provisions  for an  additional  three  years
(without any additional payment) beyond the two-year post-employment non-competition period provided for in the original Employment Agreement.

Pursuant to the terms of a Consulting Agreement dated January 17, 1991 (as amended in 1994 and 1995) Mr. Lager agreed to furnish management consulting services to the Company, upon the Company's request. Commencing in September 1995, Mr. Lager provided part-time consulting services to the Company at the rate of $8,333 per month, plus reasonable out-of-pocket expenses. In 1995 and 1996, Mr. Lager was paid $235,902 and $57,917. Mr. Lager's obligation to provide part-time consulting services to the Company under the terms of the Original Consulting Agreement, as extended by the 1994-1995 amendment, terminated on July 31, 1996. In accordance with the Agreement, Mr. Lager has agreed not to compete with the Company for a period of two years following the expiration of the Consulting Agreement on July 31, 1996.

Under the terms of a Severance and Non-Competition Agreement between the Company and Mr. Furman, dated December 31, 1990, the Company continues to provide, at no cost to Mr. Furman, family health insurance coverage under the Company's regular employee health insurance plan. This obligation will continue until March 2, 1999. In 1995 and 1996, Mr. Furman was paid $51,938 and $30,000 for consulting services in connection with his work on the Company's Russian joint venture.

Mr. Holland was hired January 30, 1995 as President and Chief Executive Officer. Under Mr. Holland's Employment Agreement which has a term of four years, Mr. Holland is entitled to a base salary of $250,000 per year, subject to increases from time to time by the Board of Directors, and an annual incentive award payable in cash or vested shares of Class A Common Stock as determined by the Compensation Committee of the Board of Directors in an amount up to but not exceeding $125,000, with all or such portion thereof to be earned on a sliding scale based upon the extent to which the Committee determines that Mr. Holland has met in each fiscal year the objectives previously established for that year by the Compensation

Committee. For 1995, the Incentive Award Objectives were financial objectives and for years 1996 and beyond the Objectives were financial and non-financial in nature (i.e. Internal Culture and External Social Responsibility, etc.). Under the Company's 1985 Stock Option Plan, Mr. Holland received non-incentive stock options to purchase 180,000 shares of Class A Common Stock of the Company at an exercise price equal to the fair market value at the date of grant. The options have a term of eight years and become exercisable at the rate of 20,000 shares a year for the first four years, and thereafter at the rate of 25,000 a year so long as Mr. Holland is an employee of the Company under this Agreement, provided that, in lieu of said "regular" annual vesting of options during the fifth through eighth years, options for 25,000 shares which are at the time the latest options to become "regularly" exercisable by the passage of time become exercisable, by acceleration, upon the Committee's determination by March 15th of each year, commencing March 15, 1996, that Mr. Holland has met the Non-Financial Option Objectives previously established for that fiscal year by the Committee. As of March 28, 1996 no options had been accelerated. The agreement provides for termination of employment by the Company for cause (as defined) and also provides for termination by the Company other than for cause or by Mr. Holland for good reason (as defined), in each of which events Mr.
Holland is entitled to receive for the remaining period of the four year term his base salary and an amount equal to the average Incentive Award that was earned prior to termination under the Agreement times the period remaining and all options which could have become exercisable upon "regular" annual vesting prior to the end of the four year term shall be accelerated and become vested upon such termination. The Agreement also provides that during the term and for two years thereafter Mr. Holland will not compete with the Company.

Mr. Holland resigned as President and Chief Executive Officer of the Company on October 31, 1996. On October 21, 1996, Mr. Holland and the Company entered into an Agreement regarding the termination of Mr. Holland's employment which modified the terms of his original Employment Agreement dated January 30, 1995. Under the terms of this Agreement, Mr. Holland will continue to receive his monthly salary, at the annual rate of $250,000 through January 30, 1998; receive a bonus in 1996 of $100,000; Options for an aggregate of 80,000 shares, which were granted in January 1995, and will be vested and exercisable up through April 30, 1997; all other options terminated on October 31, 1996. Participation in the Company's life insurance and health insurance plans shall continue on the current basis for the shorter of one year from October 31, 1996 or the commencement of new employment for Mr. Holland which provides him with eligibility to participate in comparable plans. Mr. Holland will remain a director of the Company until the 1997

Annual Meeting and will provide consulting services to the Company on an as needed basis. All other provisions in the Employment Agreement dated January 30, 1995, including the covenant not to compete, remain in effect.

Mr. Cohen, Chairperson and a director, has an Employment Agreement which has been extended for a term ending April 30, 1997. The Agreement provided for a base salary, which may be increased by the Board (the Board has currently fixed such base salary at $150,000), and he is entitled to an incentive bonus at the discretion of the Board (no bonus was paid in 1996). The Agreement also provides for certain medical benefits and a covenant not to compete during the term of the Agreement and for a two year period thereafter, in consideration of payment by the Company (except as otherwise provided in the Agreement) of the then-current base salary during the two-year period.

Mr. Greenfield, Vice Chairperson, and director and also a director and President of The Ben & Jerry's Foundation, has an Employment Agreement which has been extended for a term ending April 30, 1997. The Agreement provides for a base salary, which may be increased by the Board (the Board has currently fixed such base salary at $150,000), and he is entitled to an incentive bonus at the discretion of the Board (no bonus was paid in 1996). The Agreement also provides for certain medical benefits and a covenant not to compete during the term of the Agreement and for a two-year period thereafter, in consideration of payment by the Company (except as otherwise provided in the Agreement) of the then-current base salary during the two-year period.

Mr. Bowman, Senior Director of Operations and Chief Operating Officer, has an Employment Agreement dated August 21, 1995, which has a term of three years, expiring August 20, 1998. The Agreement provides for an annual base salary, which may be increased by the Board (the Board has currently fixed such base salary at $200,000), and he is entitled to an incentive bonus, not exceeding 35% of his base salary (payable in cash and shares of Class A Common Stock), as determined by the Chief Executive Officer, subject to approval of the
Compensation Committee. The amount of the award for 1996 was $20,000. The Agreement also provides for stock options on 25,000 shares of Class A Common Stock which were granted in August, 1995, vesting over a period of six years, commencing January 1, 1997. The Agreement also provides for medical, life insurance, 401(k)plan and other employee benefits, a covenant not to compete during the term of the Agreement and for a two-year period thereafter, and for one year's continuation of then-current base salary and annual incentive award at the rates in effect on the date of termination of his employment by the Company without cause.

Mr. Odak, Chief Executive Officer, has a three year Employment Agreement with the Company dated December 31, 1996. Under the terms of the Agreement, Mr. Odak is entitled to a base salary of $300,000 per annum, subject to increases from time to time by the Board of Directors, in its sole discretion. Mr. Odak shall receive options, which are non-statutory, non-incentive stock options, to purchase an aggregate of 360,000 shares of Class A Common Stock of the Company exercisable at $10.88 per share, the fair market value on the date of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. The options have a term of 10 years and will become exercisable so long as Mr. Odak is employed.

The Employment Agreement may be terminated at any time by the Company for cause, as defined, upon written notice to Mr. Odak. If terminated for cause, the Company shall have no further obligation or liability to Mr. Odak, other than for base salary earned and unpaid at the date of termination, any options that are vested which shall continue to be exercisable for thirty days (unless such options are terminated by the vote of the Compensation Committee of the Board of Directors), and payments or reimbursement of business expenses accrued prior to the date of termination. All other options shall terminate.

The Company may also terminate the Employment Agreement other than for cause. In the event of such termination during the first year of the Agreement (or, upon vote of two-thirds of the members of the Board of Directors, excluding Mr. Odak, that a decision should not be made in the first year, then in the first 15 months of the Agreement), the Company shall have a continuing obligation to pay Mr. Odak his base amount at the rate in effect on the date of termination. In the event of such termination following the first year of the Agreement (or, upon vote of two-thirds of the members of the Board of Directors, excluding Mr. Odak, that a decision should not be made in the first year, then following the first 15 months of the Agreement), the Company shall have a continuing obligation to pay Mr. Odak his base amount at the rate in effect on the date of termination for a period of twelve months. Additionally, the Company will continue to contribute, for the period during which the base amount is continued, the cost of Mr. Odak's participation (including his family) in the Company's group medical and hospitalization insurance plans and group life insurance plan, provided that Mr. Odak is entitled to continue such participation under applicable law and plan terms. Upon such termination, unvested options shall become exercisable to the extent so provided by the terms of the Employment Agreement.

Mr. Odak may terminate his employment with the Company for good reason, as defined (in the absence of cause), upon notice to the Company. In the event of such termination, base amount, benefits and options (including acceleration, period of exercisablilty and termination of options) shall be paid or provided in the same manner and extent as for a termination Other Than for Cause as stated above.

Mr. Odak agrees not to compete with the Company during his period of employment and, after his employment terminates, for the greater of one year or the period during which severance payments are made.

During the year ended December 28, 1996, the Company purchased Rain Forest Crunch cashew-brazilnut buttercrunch candy to be included in Ben & Jerry's Rain Forest Crunch flavor ice cream for an aggregate purchase price of approximately $1,000,000 from Community Products, Inc., a company of which Messrs. Cohen and Furman are the principal stockholders and of which Mr. Cohen is also president. Mr. Lager was a director until January 1994. The candy was purchased from Community Products, Inc. at competitive prices and on standard terms and conditions. Although the Company expects to purchase additional quantities of candy from Community Products, Inc., termination of Ben & Jerry's relationship with this supplier would not have a material effect on the Company's business.

Item 14.         Exhibits, Financial Statements, and Financial
Statement Schedule, and Reports on Form 8-K

(a)      List of financial statements and financial statement
         schedule:
                                                                Form 10-K
                                                                 Page No.
                                                                 --------

     (1)      The following consolidated financial
              statements are included in Item 8:

              Consolidated Balance Sheets as of December
              28, 1996 and December 30, 1995                         F-2

              Consolidated Statements of Operations for
              the years ended December 28, 1996, December
              30, 1995, and December 31,1994                         F-3

              Consolidated Statements of Stockholders'
              Equity for the years ended December 28, 1996,
              December 30, 1995 and December 31, 1994                F-4

              Consolidated Statements of Cash Flows for
              the years ended December 28, 1996, December 30,
              1995 and December 31, 1994                             F-5

              Notes to Consolidated Financial Statements             F-6 to
                                                                     F-15
     (2)      The following financial statement schedule
              is included in Item 14 (d)                             F-16

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

3.2.1 Section 2 of Article 5 of the By-laws as amended on January 18, 1996 (filed as Exhibit 3.2.1 to the Company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

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

4.6 Second Mortgage and Security Agreement dated December 11,1984 between the Company and the Village of Waterbury, Vermont (filed as Exhibit 4.5 to the
                Company's Registration Statement on Form S-1 (file no. 33-284)and incorporated herein by reference).

4.7 Grant Agreement between the Secretary of Housing and Urban Development and the Village of Waterbury,
                Vermont dated September 15, 1984 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1 (file no.33-284) and incorporated herein by reference).

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

10.1.2 Amendment to Employment Agreement dated as of May 1, 1995 (filed as Exhibit 10.1.2 of the Company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

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

10.4            Employment Agreement dated May 1, 1995 between
                Jerry Greenfield and the Company (filed as
                Exhibit 10.4 of the Company's Form 10-K for the period ending December 30, 1995 and incorporated herein by reference).

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

10.8.4          Amendment  to Item  10.8.3  dated  October  27,  1995  (filed as
                Exhibit 10.8.4 to the Company's Form 10-K for the period ending December 30, 1995 and incorporated herein by reference).

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

10.24 Severance/Non-Competition Agreement dated as of December 31,1990 between Jeffrey Furman and the Company (filed as Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.25           Omitted.

10.26 Directors and Officers Liability Insurance Policy, Binder dated February 24, 1996 (filed herewith).

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

10.28.1         Amendment to Employment Agreement between Robert
                Holland, Jr. and the Company (filed as Exhibit 10.28.1 to the Company's Form 10-Q for the period ended September 28, 1996 and incorporated herein by reference).

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

10.31 Employment Agreement dated August 21, 1995 between the Company and Bruce Bowman (filed as Exhibit 10.31 to the Company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

10.32 Lease dated February 1, 1996 between the Company and Technology Park Associates, Inc. (filed as Exhibit
                10.31 to the Company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

10.33 Employment Agreement dated December 31, 1996 between the Company and Perry D. Odak (filed herewith).

11.0 Statement Re: Computation of Per Share Earnings (filed herewith).

21.1            Subsidiaries of the registrant as of December 28,1996
                (filed herewith).

23.0            Consent of Ernst & Young LLP (filed herewith).

27.0            Financial Data Schedule (filed herewith).

                 (b) No Current Reports on Form 8-K were filed during
                     the fourth quarter of 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEN & JERRY'S HOMEMADE, INC.
Dated: March 27, 1997
                                            By:  /s/ Frances Rathke
                                                 ------------------
                                                 Frances Rathke
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

March 27, 1997                              /s/ Elizabeth Bankowski
                                            Elizabeth Bankowski
                                            Director, Director of Social Mission
                                            Development

March 27, 1997                              /s/ Bennett R. Cohen
                                            Bennett R. Cohen
                                            Director and Chairperson

March 27, 1997                              /s/ Jeffrey Furman
                                            Jeffrey Furman
                                            Director

March 27, 1997                              /s/ Jerry Greenfield
                                            Jerry Greenfield
                                            Director and Vice Chairperson

March 27, 1997                              /s/ Jennifer Henderson
                                            Jennifer Henderson
                                            Director

March 27, 1997
                                            Robert Holland Jr.
                                            Director

March 27, 1997                              /s/ Fred E. Lager
                                            Fred E. Lager
                                            Director

March 27, 1997                              /s/ Frederick A. Miller
                                            Frederick A. Miller
                                            Director

March 27, 1997                              /s/ Henry Morgan
                                            Henry Morgan
                                            Director

March 27, 1997                              /s/Perry D. Odak
                                            Perry D. Odak
                                            Principal Executive Officer

March 27, 1997                              /s/ Frances Rathke
                                            Frances Rathke
                                            Principal Financial Officer and
                                            Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2),(c)and(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 28, 1996

                           BEN & JERRY'S HOMEMADE INC.

                            SOUTH BURLINGTON, VERMONT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE






Report of Independent Auditors...............................................F-1

Consolidated Balance Sheets as of December 28, 1996 and December
     30, 1995................................................................F-2

Consolidated Statements of Operations for the years ended December 28, 1996,
     December 30, 1995, and December 31, 1994................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December
     28, 1996, December 30, 1995, and December 31, 1994......................F-4

Consolidated Statements of Cash Flows for the years ended December 28, 1996,
     December 30, 1995, and December 31, 1994................................F-5

Notes to Consolidated Financial Statements...........................F-6 to F-15

Financial Schedule:

SCHEDULE II - Valuation and Qualifying Accounts.............................F-16

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Ben & Jerry's Homemade, Inc.

We have audited the accompanying consolidated balance sheets of Ben & Jerry's Homemade, Inc. as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ben & Jerry's Homemade, Inc. at December 28, 1996 and December 30, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Boston, Massachusetts
January 27, 1997

Consolidated Balance Sheets
(In thousands except share data)

                                                                                      December 28,                      December 30,
Assets                                                                                    1996                              1995
------                                                                                    ----                              ----

Current assets:
     Cash and cash equivalents                                                        $    36,104                     $    35,406
     Investments                                                                              466
     Accounts receivable
         Trade (less allowance of $695 in 1996 and $802 in 1995
          for doubtful accounts)                                                            8,684                          11,660
         Other                                                                                275                             854
     Inventories                                                                           15,365                          12,616
     Deferred income taxes                                                                  4,099                           3,599
     Income taxes receivable                                                                2,920                           2,831
     Prepaid expenses                                                                         200                           1,097
                                                                                              ---                           -----
         Total current assets                                                              68,113                          68,063
                                                                                           ------                          ------
Property, plant and equipment, net                                                         65,104                          59,600
Investments                                                                                 1,000                           1,000
Other assets                                                                                2,448                           2,411
                                                                                            -----                           -----
                                                                                      $   136,665                     $   131,074
                                                                                      ===========                     ===========

Liabilities & Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                            $    17,398                     $    16,592
     Current portion of long-term debt and
         capital lease obligations                                                            660                             448
                                                                                              ---                             ---
              Total current liabilities                                                    18,058                          17,040

Long-term debt and capital lease obligations                                               31,087                          31,977

Deferred income taxes                                                                       4,835                           3,526
Commitments and contingencies
Stockholders' equity:
     $1.20 noncumulative Class A preferred stock -
         $1.00 par value, redeemable at the Company's option
         at $12.00 per share; 900 shares authorized,
         issued and outstanding, aggregate preference
         on voluntary or involuntary liquidation - $9,000                                       1                                1
     Class A common stock - $.033 par value; authorized
         20,000,000 shares; issued: 6,364,733 shares at
         December 28, 1996 and 6,330,302 shares at
         December 30, 1995                                                                    210                              209
     Class B common stock - $.033 par value; authorized
         3,000,000 shares; issued: 897,664 shares at
         December 28, 1996 and 914,325 shares at
         December 30, 1995                                                                     29                               30
     Additional paid-in capital                                                            48,753                           48,521
     Retained earnings                                                                     35,190                           31,264
     Cumulative translation adjustment                                                       (118)                            (114)
     Treasury stock, at cost:  67,032 Class A and  1,092
         Class B shares at December 28, 1996 and
         December 30, 1995                                                                  (1380)                           (1380)
                                                                                            -----                            -----
              Total stockholders' equity                                                   82,685                           78,531
                                                                                           ------                           ------
                                                                                      $   136,665                     $    131,074
                                                                                      ===========                     ============

                             See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Operations
(In thousands except per share data)


                                                                   Years Ended
                                                                   -----------

                                                    Dec. 28, 1996  Dec. 30, 1995 Dec. 31, 1994
                                                      (52 weeks)    (52 weeks)     (53 weeks)
                                                      ----------    ----------     ----------



Net sales ..........................................   $ 167,155    $ 155,333    $ 148,802

Cost of sales ......................................     115,212      109,125      109,760
                                                       ---------    ---------    ---------

Gross profit .......................................      51,943       46,208       39,042

Selling, general and administrative expenses .......      45,531       36,362       36,253

Asset write-down ...................................       6,779

Other income (expense):
     Interest income ...............................       1,676        1,681        1,034
     Interest expense ..............................      (1,996)      (1,525)        (295)
     Other .........................................         243         (597)        (511)
                                                       ---------    ---------    ---------

                                                             (77)        (441)         228
                                                       ---------    ---------    ---------

Income (loss) before income taxes ..................       6,335        9,405       (3,762

Income taxes (benefit) .............................       2,409        3,457       (1,893)
                                                       ---------    ---------    ---------


Net income (loss) ..................................   $   3,926    $   5,948    $  (1,869)
                                                       =========    =========    =========

Net income (loss) per common share .................   $    0.54    $    0.83    $   (0.26)

Weighted average common and common
     equivalent shares outstanding .................       7,230        7,222        7,148


                             See accompanying notes

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands except share data)

                                            Preferred
                                            Stock       Common Stock                                                 Treasury Stock
                                                     Class A  Class B  Additional                        Cumulative Class A Class B
                                            Par      Par      Par      Paid-in    Retained   Unearned    Translation
                                            Value    Value    Value    Capital    Earnings  Compensation  Adjustment   Cost    Cost
                                            -----    -----    -----    -------    --------  ------------  ----------   ----    ----



Balance at December 25, 1993 .............   $  1    $207    $ 32     $48,222       $27,185   $  (20)   $    0     $(1,360)     (5)
     Net income (loss) ...................                                           (1,869)
Common stock issued under stock
     purchase plan (8,619 Class A shares)                                 139
Conversion of Class B shares to Class A
     shares (15,189 shares) ..............              1      (1)
Termination of stock award (Class A
     shares) .............................                                  5                     20                  (55)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1994 .............      1     208      31      48,366       25,316         0         0     (1,415)      (5)
Net income (loss) ........................                                           5,948
Common stock issued under stock
     purchase plan (21,599 Class A shares)                                174
Conversion of Class B shares to Class A
     shares (18,123 shares) ..............              1      (1)
Common stock issued under restricted
     stock plan (2,000 Class A shares) ...                                (19)                                         40
Foreign currency translation adjustment ..                                                                (114)
                                              -------------------------------------------------------------------------------------
Balance at December 30, 1995 .............      1     209      30      48,521      31,264          0      (114)    (1,375)      (5)
Net income ...............................                                          3,926
Common stock issued under stock
     purchase plan (15,674 Class A shares)                                205
Conversion of Class B shares to Class A
     shares (16,661 shares) ..............              1      (1)
Common stock issued under restricted
      stock plan (2,096 Class A shares) ..                                 27
Foreign currency translation adjustment ..                                                                  (4)

                                             --------------------------------------------------------------------------------------
Balance at December 28, 1996 .............   $  1    $210    $ 29    $48,753      $35,190     $    0    $ (118)  $ (1,375)  $   (5)
                                             ====    ====    ====    =======      =======     ======    ======   ========   ======

                             See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Cash Flows
         (In thousands)

                                                                          Years Ended
                                                                          -----------
                                                                December 28, December 30, December 31,
                                                                    1996        1995          1994
                                                                    ----        ----          ----
Cash flows from operating activities:

     Net income (loss) ........................................   $  3,926    $  5,948    $ (1,869)
     Adjustments to reconcile net income
         (loss) to net cash provided
         by operating activities:
         Depreciation and amortization ........................      7,091       5,928       4,707
         Deferred income taxes ................................        809       2,166      (1,564)
         Provision for doubtful accounts ......................        408         400         311
         Loss on asset write-down .............................      6,779
         Loss on disposition of assets ........................         10         171          69
         Stock compensation ...................................                     21
         Changes in assets and liabilities:
              Accounts receivable .............................      3,146      (1,009)       (536)
              Income taxes receivable/payable .................        (89)       (733)     (2,442)
              Inventories .....................................     (2,749)        847         (10)
              Prepaid expenses ................................        897        (563)        313
              Accounts payable and accrued expenses ...........        806       2,677      (1,159)
                                                                       ---       -----      ------
Net cash provided by operating activities .....................     14,255      15,853       4,599

Cash flows from investing activities:
     Additions to property, plant and equipment ...............    (12,333)     (7,532)    (26,213)
     Proceeds from sale of property, plant
         and equipment ........................................        168          96         194
     Increase (decrease) in investments .......................       (466)      7,000      14,000
     Changes in other assets ..................................       (320)       (303)       (882)
                                                                      ----        ----        ----
Net cash used for investing activities ........................    (12,951)       (739)    (12,901)

Cash flows from financing activities:
     Net proceeds from long-term debt .........................                             14,936
     Repayments of long-term debt and
         capital leases .......................................       (678)       (547)       (700)
     Net proceeds from issuance of common stock ...............        232         174         139
                                                                       ---         ---         ---
Net cash  (used for) provided by financing activities .........       (446)       (373)     14,375

Effect of exchange rate changes on cash .......................       (160)       (113)
                                                                      ----        ----

Increase in cash and cash equivalents .........................        698      14,628       6,073
Cash and cash equivalents at beginning of year ................     35,406      20,778      14,705
                                                                    ------      ------      ------
Cash and cash equivalents at end of year ......................   $ 36,104    $ 35,406    $ 20,778
                                                                  ========    ========    ========




                             See accompanying notes.

1. SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Ben & Jerry's Homemade, Inc. (the Company) makes and sells super premium ice cream and other frozen dessert products through distributors and directly to retail outlets primarily located in the United States, including Company-owned and franchised ice cream parlors.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Cash Equivalents
----------------

Cash equivalents represent highly liquid investments with maturities of three months or less at date of purchase.

Investments
-----------

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents, investments and trade accounts receivable. The Company places its investments in highly rated financial institutions around the country, obligations of the United States Government and investment grade short-term instruments. No more than 20% of the total investment portfolio is invested in any one issuer or guarantor other than United States Government instruments which limits the amount of credit exposure.

The Company sells its products primarily to well established frozen dessert distribution or retailing companies throughout the United States and Europe. The Company's most significant customer, Dreyer's Grand Ice Cream, Inc., accounted for 55%, 47%, or 52% of net sales in 1996, 1995 and 1994 respectively. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, the Company has not experienced significant losses related to investments or trade receivables.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are carried at cost. Depreciation, including amortization of leasehold improvements, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of assets under capital leases is computed on the straight-line method over the lease term and is included in depreciation expense.

Translation of Foreign Currencies
---------------------------------

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

Revenue Recognition
-------------------

The Company recognizes revenue and the related costs when product is shipped. The Company recognizes franchise fees as income for individual stores when services required by the franchise agreement have been substantially performed and the store opens for business. Franchise fees relating to area franchise agreements are recognized in proportion to the number of stores for which the required services have been substantially performed. Franchise fees recognized as income were approximately $301,000, $166,000 and $82,000 in 1996, 1995 and 1994, respectively. These amounts have been included in net sales.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expense (excluding cooperative advertising with distribution companies) amounted to approximately $3.2 million , $1.3 million, and $5.3 million for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

Income Taxes
------------

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation
------------------------

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so. Accordingly, no compensation expense for stock option grants is recognized.

Earnings Per Share
------------------

Primary earnings per common share is computed based on the weighted average number of shares of Class A and Class B Common Stock outstanding during the period, and for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share did not differ materially from primary earnings per share.

Impact of Recently Issued Accounting Standards
----------------------------------------------

Effective December 31, 1995, the Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock -Based Compensation. The Company will continue to account for its stock based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

2. CASH AND INVESTMENTS

The Company's cash and investments in debt securities available-for-sale are carried at fair value, which approximates cost, or amortized cost as summarized below:

                                                                                       1996              1995
                                                                                       ----              ----
         Municipal bonds                                                            $  14,900        $  16,507

         U.S. corporate securities                                                     12,980           14,139
                                                                                       ------           ------
                  Total debt securities available-for-sale                             27,880           30,646

         Cash, cash equivalents and other investments                                   9,690            5,760
                                                                                        -----            -----
                  Total cash, cash equivalents and investments                      $  37,570        $  36,406
                                                                                      =======           ======

All debt securities at December 28, 1996 have maturities of less than twelve months. In 1995, certain debt securities have been classified as long-term to reflect their intended use to finance capital projects. At December 28, 1996 investments totaling $1,466,000 were classified as held-to-maturity and classified as investments.

Investments in debt securities mature at par in thirty to forty-five day intervals, at which time the stated interest rates are reset at the then market rate. Gross purchases and maturities aggregated $61,100,000 and $63,922,000 in 1996, $94,500,000 and $83,525,000 in 1995, and $81,400,000 and $91,960,000 in
1994, respectively.


3. INVENTORIES

                                                        1996                1995
                                                        ----                ----

Ice cream and ingredients                        $    14,221         $    11,480
Paper goods                                              492                 674
Food, beverages, and gift items                          652                 462
                                                         ---                ----
                                                 $    15,365         $    12,616
                                                      ======              ======

The Company purchases certain  ingredients from a company owned by the Company's
Chairperson   and  a  member  of  the  Board  of  Directors  which  amounted  to approximately $1,000,000 for 1996 and $1,500,000 for 1995 and 1994.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                               Estimated
                                                                                             Useful Lives/
                                                             1996               1995           Lease Term
                                                             ----               ----           ----------

Land and improvements                                    $  3,615           $  3,575           15-25 years
Land under capital le                                         866                866
Buildings                                                  37,533             35,644           25 years
Equipment and furniture                                    47,841             41,324           3-20 years
Equipment under capital lease                                 137                934           5 years
Leasehold improvements                                      3,153              1,277           3-10 years
Construction in progress                                      758                740
                                                              ---                ---
                                                           93,903             84,360
Less accumulated depreciation                              28,799             24,760
                                                          -------             ------
                                                         $ 65,104           $ 59,600
                                                           ======             ======

Accumulated depreciation at December 28, 1996 and December 30, 1995, included accumulated amortization of $133,000 and $902,000 respectively, related to assets under capital lease.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                    1996             1995
                                                    ----             ----
Trade accounts payable                         $   4,337        $   7,283
Accrued expenses                                   8,825            6,071
Accrued payroll and related costs                  2,152            1,749
Accrued promotional costs                          2,076            1,313
Other                                                  8              176
                                                   -----            -----
                                               $  17,398        $  16,592
                                                  ======           ======


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                       1996               1995
                                                                                       ----               ----

Senior Notes - Series A payable in annual installments beginning
     in 1998 through 2003 with interest payable semiannually at 5.9%              $  20,000           $ 20,000
Senior Notes - Series B payable in annual installments beginning
     in 1998 through 2003 with interest payable semiannually at 5.73%                10,000             10,000
Industrial Revenue Bonds (IRB), payable in monthly installments of $12,500  plus  interest at 75% of the prime rate (6.188% at December 28,
     1996 and 6.375% at December 30, 1995) through
     June 2000                                                                          468                613
Urban Development Action Grant, payable in quarterly installments
     of $22,130 including interest at 9% through April 2000                             247                310
Capital lease obligations                                                               470                771
Other long-term obligations                                                             562                731
                                                                                     ------             ------
                                                                                     31,747             32,425
Less current portion                                                                    660                448
                                                                                        ---                ---
                                                                                  $  31,087           $ 31,977
                                                                                     ======             ======

Property, plant and equipment having a net book value of approximately $18,864,000 at December 28, 1996 is pledged as collateral for certain long-term debt.

Long-term debt and capital lease obligations at December 28, 1996 maturing in each of the next five years and thereafter are as follows:

                                            Capital lease       Long-term
                                              obligations          debt
                                              -----------          ----

       1997                                    $     334        $     343
       1998                                           15            5,398
       1999                                           15            5,281
       2000                                           15            5,084
       2001                                          248            5,040
       Thereafter                                                  10,131
                                                                   ------
       Total minimum payments                        627           31,277
       Less amounts representing interest            157
                                                     ---           ------
       Present value of minimum payments       $     470        $  31,277
                                                     ===           ======

No interest was capitalized by the Company in 1996. Interest of approximately $497,000 and $1,288,000 was capitalized in 1995 and 1994, respectively, as part of the acquisition cost of property, plant and equipment. Interest paid, including interest capitalized, amounted to $1,973,000, $2,023,000 and $1,755,000 for 1996, 1995 and 1994, respectively.

The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' Base Rate or at the Eurodollar Rate plus a maximum of up to 1.25%. The agreements expire December 29, 1998 and September 29, 1998, respectively, and any outstanding borrowings are due at that time. No amounts were borrowed under these or any prior bank agreements during 1996, 1995, and 1994.

Certain of the debt agreements contain certain restrictive covenants requiring maintenance of minimum levels of working capital, net worth and debt to capitalization ratios. As of December 28, 1996 the Company was in compliance with the provisions of these agreements. Under the most restrictive of these covenants limiting distributions to an amount of $5,000,000 plus 75% of earnings and 100% of net losses since June 30, 1993 approximately $13 million of retained earnings at December 28, 1996 was available for payment of dividends.

The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                             1996                               1995
                             ----                               ----

                 Carrying              Fair          Carrying              Fair
                  Amount              Value           Amount              Value
                  ------              -----           ------              -----

Long-term debt   $31,747             $29,862         $32,425             $29,815


7. STOCKHOLDER'S EQUITY

The Preferred Stock has one vote per share on all matters on which it is entitled to vote and is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. The Class A Common Stock has one vote per share on all matters on which it is entitled to vote. In June 1987, the Company's shareholders adopted an amendment to the Company's Articles of Association that authorized 3,000,000 shares of a new Class B Common Stock and redesignated the Company's existing Common Stock as Class A Common Stock. The Class B Common Stock has ten votes per share on all matters on which it is entitled to vote, except as may be otherwise provided by law, is generally non-transferable and is convertible into Class A Common Stock on a one-for-one basis. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Stock thereby sold.


8. STOCK BASED COMPENSATION PLANS

The Company has stock option plans which provide for the grant of options to purchase shares of the Company's common stock to employees or consultants. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively; risk-free interest rates ranging from 6.01% to 6.15%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .35 and .39; and a weighted-average expected life of the option of 3.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) and the following schedules summarize the changes in stock options during the three years ended December 28, 1996:

                                                         1996              1995
                                                         ----              ----
Pro forma net income                                   $3,796            $5,849
Pro forma earnings per share                            $0.53             $0.81
Weighted average exercise price
       of options granted                              $13.47            $12.83
Weighted average fair value of
       options outstanding at the end of the period.    $4.26             $4.33

Exercise prices for options outstanding ranged from $10.63 - $19.00. The weighted-average remaining contractual life of those options is nine years.

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

The 1985 Option Plan provides for the grant of incentive and non-incentive stock options to employees or consultants. The 1985 Option Plan provides that options granted are exercisable at the market value on the date of grant. The 1985 option plan expired in August 1995. While the Company grants options which may become excercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of five, eight or ten years, and in some cases subject to acceleration of vesting. The exercise period cannot exceed ten years from the date of grant. At December 28, 1996, no shares of Class A Common Stock were available under the 1985 Option Plan for additional grants.


                                                                                Number of               Option Price
A summary of the 1985 Option Plan activity is as follows:                        Options                  Per Share
                                                                                 -------                  ---------
     Outstanding at December 31, 1994                                            162,308       $   16.75   -    $   16.75
         Granted                                                                 215,000           10.63   -        14.00
         Exercised                                                                     -            0.00   -         0.00
         Forfeited                                                               (19,871)          16.75   -        16.75
                                                                                  ------           -----   -        -----
     Outstanding at December 30, 1995                                            357,437       $   10.63   -        16.75
         Granted                                                                       -            0.00   -         0.00
         Exercised                                                                     -            0.00   -         0.00
         Forfeited                                                              (109,819)          10.63   -        16.75
                                                                                 -------           -----   -        -----
     Outstanding at December 28, 1996                                            247,618       $   10.63   -    $   16.75
                                                                                 =======

     Options vested at December 28, 1996                                         160,444       $   10.63   -    $   16.75
                                                                                 =======

The 1995 Equity Incentive Plan provides for the grant to employees and consultants of incentive and non-incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards, cash or stock performance awards, loans or supplemental grants, or combinations thereof. While the Company grants options which may become excercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of five, eight or ten years, and in some cases subject to acceleration of vesting. The exercise period cannot exceed ten years from the date of grant. At December 28, 1996, 412,500 shares of Class A Common Stock were available under the 1995 Equity Incentive Plan for additional grants. However at March 7, 1997 55,000 shares were available for additional grants.

                                                                                Number of              Option Price
A summary of the 1995 Equity Incentive Plan activity is as follows:              Options                 Per Share
                                                                                 -------                 ---------

     Outstanding at December 31, 1994                                                  0       $    0.00   -    $    0.00
         Granted                                                                  25,000           19.00   -        19.00
         Exercised                                                                     0            0.00   -         0.00
         Forfeited                                                                     0            0.00   -         0.00
                                                                                       -            ----   -         ----
     Outstanding at December 30, 1995                                             25,000       $   19.00   -    $   19.00
         Granted                                                                  62,500           12.38   -        16.00
         Exercised                                                                     0            0.00   -         0.00
         Forfeited                                                                     0            0.00   -         0.00
                                                                                       -            ----   -         ----
     Outstanding at December 28, 1996                                             87,500       $   12.38   -    $   19.00
                                                                                  ======

     Options vested at December 28, 1996                                             625       $   16.00   -    $   16.00
                                                                                     ===

The Company maintains an Employee Stock Purchase Plan which authorizes the issuance of up to 300,000 shares of common stock. All employees with six months of continuous service are eligible to participate in this plan. Participants in the plan are entitled to purchase Class A Common Stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of market value of the stock at the beginning or end of the offering period. At December 28, 1996, 112,338 shares had been issued under the plan and 187,662 shares were available for future issuance.

The Company has a restricted stock plan (the 1992 Plan) which provides that non-employee directors, on becoming eligible, may be awarded shares of Class A Common Stock by the Compensation Committee of the Board of Directors. Shares issued under the plan become vested over periods of up to five years. The Company has also adopted the 1995 Plan, which provides that non-employee directors can elect to receive stock in lieu of a Director's cash retainer. In 1996 2,096 shares were issued to non-employee directors. These shares vested immediately. At December 28, 1996, a total of 2,096 shares had been awarded under these plans, of which 2,096 were fully vested, and 30,904 shares were available for future awards. Unearned compensation on unvested shares is recorded as of the award date and is amortized over the vesting period.

As of December 28, 1996 a total of 443,404 shares are reserved for future grant under all of the Company's stock plans. However at March 7, 1997 82,749 shares were available for additional grants.


9. INCOME TAXES



The provision (benefit) for income taxes consists of the following:

         Federal:                    1996             1995            1994
                                     ----             ----            ----
                  Current         $ 1,348         $    873          $  (314)
                  Deferred            681            1,695           (1,263)
                                      ---            -----          -------
                                    2,029            2,568           (1,577)
         State:
                  Current             252              418              (15)
                  Deferred            128              471             (301)
                                      ---              ---            -----
                                      380              889             (316)
                                      ---              ---            -----
                                  $ 2,409          $ 3,457          $(1,893)
                                  =======          =======          ========

Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                           1996        1995             1994
                                           ----        ----             ----
   Tax at statutory rate                   34.0 %      34.0 %          (34.0)%
   State tax, less federal tax effect       6.0         4.5             (5.6)
   Income tax credits                      (1.0)       (2.9)            (6.7)
   Tax exempt interest                     (2.4)       (1.1)            (5.0)
   Other, et                                1.4         2.3              1.0
                                          ------      ------           ------
   Provision (benefit) for income taxes    38.0 %      36.8 %          (50.3)%
                                          ======       =====           ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are attributable to the following:

                                                          1996             1995
                                                          ----             ----
          Deferred tax assets:
                  Accrued liabilities                  $ 2,297          $ 1,514
                  Inventories                              944            1,106
                  Accounts receivable                      526              386
                  Other                                    429              695
                                                           ---              ---
                  Total deferred tax assets              4,196            3,701
                                                         -----            -----

          Deferred tax liabilities:
                  Depreciation                           4,923            3,628
                  Other                                      9
                                                             -
                  Total deferred tax liabilities         4,932            3,628
                                                         -----            -----

                  Net deferred tax asset (liabilities) $  (736)         $    73
                                                       =======          =======


Income taxes paid amounted to $1,716,000, $1,918,000 and $2,111,000 during 1996,
1995 and 1994, respectively.


10. THE BEN & JERRY'S FOUNDATION, INC.

In October 1985, the Company issued 900 shares Class A Preferred Stock to The Ben & Jerry's Foundation, Inc. (the Foundation), a non-profit corporation qualified under section 501(c)(3) of the Internal Revenue Code. The primary purpose of the Foundation is to be the principal recipient of cash contributions from the Company which are then donated to various community organizations and other charitable institutions. Contributions to the Foundation and directly to other charitable organizations, at the rate of approximately 7.5% of income before income taxes, amounted to approximately $514,000 and $768,000 for 1996 and 1995 respectively. In 1994 there were no contributions to the foundation.

The Preferred Stock is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. Two of the three directors, including one of the founders of the Company, are members of the Board of Directors of the Foundation.


11. EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans for all eligible employees. Contributions to the profit sharing plan are allocated among all current full-time and regular part-time employees (other than the co-founders, Chief Executive Officer and

Officers that are Senior Directors of functions) allocated fifty percent based upon length of service and fifty percent split evenly among all employees. The profit sharing plan is informal and discretionary. The savings plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least twelve months of service to make annual tax-deferred voluntary contributions up to fifteen percent of their salary. The Company may match the contribution up to two percent of the employee's gross annual salary. Total contributions by the Company to the profit sharing and savings plans were approximately $670,000, $769,000 and $508,000 for 1996, 1995 and 1994, respectively.


12. WRITE-DOWN OF ASSETS

In 1994, following substantial delays with the implementation and completion of certain automated handling processes and refrigeration hardening equipment of the Company's St. Albans, Vermont plant and after receipt of a report from an outside engineering firm experienced in the refrigerated food industry, the Company decided to replace certain of the software and equipment installed at the new plant. The loss from the write-down of the related assets (including a portion of the previously incurred capitalized interest and project management costs), amounted to $6,779,000 (approximately $4.1 million after tax or $0.57 per share). Of this amount, $3,804,000 was offset against the balance in construction in progress while $2,975,000 was accrued for additional anticipated costs, which were paid during 1995.


13.  LEGAL MATTERS

On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G. Jakobe, Jr. v. Ben & Jerry's Inc., et al., , was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the Company violated the federal securities laws by making untrue statements of material facts and omitting to state material facts in 1994, primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont. Also named as defendants in the Complaint are certain present and former officers and directors of the Company. Plaintiff is seeking an unspecified amount of monetary damages. On October 31, 1996 the Court dismissed all but one of Plaintiff's claims. Pretrial discovery has commenced.


Management believes the allegations made in the lawsuit are without merit and the Company is defending the lawsuit vigorously.


14. COMMITMENTS

The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                                             1997                  $  559
                                             1998                     534
                                             1999                     375
                                             2000                     292
                                             2001                     297
                                             Thereafter             1,171

Rent expense for operating leases amounted to approximately $643,000, $662,000 and $516,000 in 1996, 1995 and 1994, respectively.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           First                   Second                   Third                  Fourth
                                          Quarter                  Quarter                 Quarter                 Quarter
1996
----
Net sales                                 $    37,889             $    48,043             $    46,143              $    35,080
Gross profit                              $    11,965             $    16,540             $    14,354              $     9,084
Net income                                $     1,364             $     1,943             $     1,820              $    (1,201)'
Net income per
     common share                         $       .19             $       .27             $       .25              $      (.17)

1995
----

Net sales                                 $    34,205             $    42,936             $    45,405              $    32,787
Gross profit                              $     9,702             $    13,496             $    14,076              $     8,934
Net income                                $       911             $     1,653             $     2,525              $       859
Net income per
     common share                         $       .13             $       .23             $       .35              $       .12

' Losses in the fourth quarter are the result of significantly higher than normal levels of promotional spending during that time to maintain the Company's domestic market position. In addition, market entry costs in Europe contributed to the loss.
