Form 10-K405/A
period 1996-12-28
BEN & JERRYS HOMEMADE INC
filed 1997-05-09
CIK 768384

FORM 10-K/A
                                                                    AMENDMENT #1

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

                                                  BEN & JERRY'S HOMEMADE, INC.
Dated: March 27, 1997                             By:  /s/ Frances Rathke
                                                       Frances Rathke
                                                       Chief Financial Officer



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

                                     (In thousands except per share data)
Summary of Operations:

                                                       Fiscal Year
                                                       -----------

                                    1996         1995         1994         1993        1992
                                    ----         ----         ----         ----        ----


Net sales ..................   $ 167,155    $ 155,333    $ 148,802    $ 140,328   $ 131,969

Cost of sales ..............     115,212      109,125      109,760      100,210      94,389
Gross profit ...............      51,943       46,208       39,042       40,118      37,580
Selling, general
   and administrative
   expenses ................      45,531       36,362       36,253       28,270      26,243

Asset write-down ...........                                 6,779
Other income
 ...(expense)--net ..........         (77)        (441)         228          197         (23)
Income(loss) before
   income taxes ............       6,335        9,405       (3,762)      12,045      11,314
Income taxes
(benefit) ..................       2,409        3,457       (1,893)       4,844       4,639

Net income(loss) ...........       3,926        5,948       (1,869)       7,201       6,675

Net income(loss) per
common share(1).............   $    0.54    $    0.83    $   (0.26)   $    1.01   $    1.07

Weighted average
   common and common
   equivalent shares
   outstanding1 ............       7,230        7,222        7,148        7,138       6,254

Balance Sheet Data:
                                                                Fiscal Year
                                                                -----------
                                    1996         1995         1994         1993        1992
                                    ----         ----         ----         ----        ----
Working capital ............   $  50,055    $  51,023    $  37,456    $  29,292   $  18,053
Total assets ...............     136,665      131,074      120,296      106,361      88,207
Long-term debt .............      31,087       31,977       32,419       18,002       2,641
Stockholders' equity(2).....      82,685       78,531       72,502       74,262      66,760



-------------

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

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Operations
(In thousands except per share data)

                                                                  Years Ended
                                                                  -----------
                                                   Dec. 28, 1996   Dec. 30, 1995  Dec.31,1994
                                                      (52 weeks)    (52 weeks)    (53 weeks)
                                                      ----------    ----------    ----------


Net sales ..........................................   $ 167,155    $ 155,333    $ 148,802

Cost of sales ......................................     115,212      109,125      109,760
                                                       ---------    ---------    ---------

Gross profit .......................................      51,943       46,208       39,042

Selling, general and administrative expenses .......      45,531       36,362       36,253

Asset write-down ...................................                                 6,779

Other income (expense):
     Interest income ...............................       1,676        1,681        1,034
     Interest expense ..............................      (1,996)      (1,525)        (295)
     Other .........................................         243         (597)        (511)
                                                       ---------    ---------    ---------

                                                             (77)        (441)         228
                                                       ---------    ---------    ---------

Income (loss) before income taxes ..................       6,335        9,405       (3,762)

Income taxes (benefit) .............................       2,409        3,457       (1,893)
                                                       ---------    ---------    ---------


Net income (loss) ..................................   $   3,926    $   5,948    $  (1,869)
                                                       =========    =========    =========

Net income (loss) per common share .................   $    0.54    $    0.83    $   (0.26)

Weighted average common and common
     equivalent shares outstanding .................       7,230        7,222        7,148


                             See accompanying notes

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Cash Flows
         (In thousands)

                                                                           Years Ended
                                                                           -----------
                                                             December 28,   December 30,  December 31,
                                                                 1996          1995         1994
                                                                 ----          ----         ----
Cash flows from operating activities:
Net income (loss) .............................................   $ 3,926    $  5,948    $ (1,869)
     Adjustments to reconcile net income
         (loss) to net cash provided
         by operating activities:

         Depreciation and amortization ........................     7,091       5,928       4,707
         Deferred income taxes ................................       809       2,166      (1,564)
         Provision for doubtful accounts ......................       408         400         311
         Loss on asset write-down .............................                             6,779
         Loss on disposition of assets ........................        10         171          69
         Stock compensation ...................................                    21
         Changes in assets and liabilities:
              Accounts receivable .............................     3,146      (1,009)       (536)
              Income taxes receivable/payable .................       (89)       (733)     (2,442)
              Inventories .....................................    (2,749)        847         (10)
              Prepaid expenses ................................       897        (563)        313
              Accounts payable and accrued expenses ...........       806       2,677      (1,159)
                                                                      ---       -----      ------
Net cash provided by operating activities .....................    14,255      15,853       4,599

Cash flows from investing activities:
     Additions to property, plant and equipment ...............   (12,333)     (7,532)    (26,213)
     Proceeds from sale of property, plant
         and equipment ........................................       168          96         194
     Increase (decrease) in investments .......................      (466)      7,000      14,000
     Changes in other assets ..................................      (320)       (303)       (882)
                                                                     ----        ----        ----
Net cash used for investing activities ........................   (12,951)       (739)    (12,901)

Cash flows from financing activities:
     Net proceeds from long-term debt .........................                            14,936
     Repayments of long-term debt and
         capital leases .......................................      (678)       (547)       (700)
     Net proceeds from issuance of common stock ...............       232         174         139
                                                                      ---         ---         ---
Net cash  (used for) provided by financing activities .........      (446)       (373)     14,375

Effect of exchange rate changes on cash .......................      (160)       (113)
                                                                     ----        ----

Increase in cash and cash equivalents .........................       698      14,628       6,073
Cash and cash equivalents at beginning of year ................    35,406      20,778      14,705
                                                                   ------      ------      ------
Cash and cash equivalents at end of year ......................  $ 36,104    $ 35,406    $ 20,778
                                                                 ========    ========    ========


                                                    See accompanying notes