Form 10-Q
period 1997-03-29
BEN & JERRYS HOMEMADE INC
filed 1997-05-13
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                             For the quarter ended:
                                 March 29, 1997

                         Commission File Number:0-13544


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

                           YES   X            NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,392,864 shares of Class A Common Stock and 890,854 shares of Class B Common Stock outstanding as of May 2, 1997.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997





                                      INDEX



         PART I: FINANCIAL INFORMATION                             PAGE NO.

Condensed Consolidated Balance Sheets
March 29, 1997 and December 28, 1996 .................................1-2

Condensed Consolidated Statements of Operations
Thirteen weeks ended March 29, 1997
and March 30, 1996 ......................................................3

Condensed Consolidated Statements of Cash Flows
Thirteen weeks ended March 29, 1997
and March 30, 1996 ......................................................4

Notes to Condensed Consolidated Financial Statements.................. 5-6

Management's Discussion and Analysis of Financial
Condition and Results of Operations................................... 7-10


         PART II: OTHER INFORMATION

Item 6-Exhibits and Reports on Form 8-K .................................11


SIGNATURES...............................................................12

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997



                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (All numbers in tables in thousands except
                                 per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

2. INVENTORIES

                                                  March 29,         December 28,
                                                  1997              1996
                                                  ----              ----
Ice cream, frozen yogurt, sorbet and ingredients  $13,947           $14,221
Paper goods                                           780               492
Food, beverage and gift items                         484               652
                                                      ---               ---

                     Total                        $15,211           $15,365
                                                  =======           =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                 March 29,          December 28,
                                                 1997               1996
                                                 ----               ----
Trade accounts payable                             $5,030            $4,337
Accrued expenses                                    8,999             8,825
Accrued payroll and related costs                   2,095             2,152
Accrued promotional costs                           3,937             2,076
Other                                                  53                 8
                                                       --                 -
                     Total                        $20,114           $17,398
                                                   ======           =======

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997



     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in an increase in primary earnings per share for the first quarters ended March 29, 1997 and March 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following table shows certain items as a percentage of net sales which are included in the Company's Condensed Statement of Operations and the percentage increase (decrease) of such items as compared to the indicated prior period.



                                     Percentage of Net Sales        Period-to-Period
                                         Thirteen Weeks            Increase (Decrease)
                                            Ended
                                                                         Thirteen Weeks
                                     March       March                   1997 Compared
                                     29, 1997    30, 1996                To 1996
                                     --------    --------                -------
Net Sales                            100.0%      100.0%                  (4.6%)
Cost of Sales                         72.3%       68.4%                   0.9%
                                      ----        ----                    ---

Gross Profit                          27.7%       31.6%                  (16.4%)
Selling, general and
  administrative expenses             31.5%       27.3%                  10.1%
                                      ----        ----                   ----


Operating income (loss)               (3.9%)       4.3%                  (186.9%)
Other income (expense)                (0.9%)       1.5%                  (152.2%)
                                      ------       ----                  -------

Income (loss) before income taxes     (4.7%)       5.8%                  (177.6%)
Income taxes                          (1.8%)       2.2%                  (177.5%)
                                      -----        ----                  -------
Net Income (loss)                     (2.9%)       3.6%                  (177.6%)
                                      ====         ===                   ======





Thirteen Weeks Ended March 29, 1997 and March 30, 1996

Net Sales

Net sales of $36.1 million for the thirteen weeks ended March 29, 1997 were down 4.6% from the same period in 1996. This decrease resulted from a volume decrease offset by a price increase of the Company's pint sales during this quarter as compared to the prior year. Pint volume decreased 9.7%, which was offset by a 3.6% price increase on packaged pints effective in August, 1996. Both the novelty and 2 2 gallon bulk container product categories had increases in unit volume.

Pint sales represented 88% of total net sales in the first quarter of 1997 and 90% of total net sales in

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997



the first quarter of 1996. Net sales of 2 2 gallon bulk containers represented approximately 6% of total net sales in the first quarter of 1997 and 5% in the first quarter of 1996. Net sales of novelty products accounted for approximately 5% of total net sales in this period in 1997 and 4% of total net sales in 1996. Net sales from the Company's retail stores represented 1% of total net sales in the first quarters of 1997 and 1996.

Cost of Sales and Gross Profit

Cost of sales in the first quarter of 1997 increased approximately $221,000 or 0.9% over the same period in 1996 and overall gross profit as a percentage of net sales decreased from 31.6% in 1996 to 27.7% in 1997. The lower gross profit as a percentage of net sales primarily resulted from planned lower production volumes designed to lower the Company's finished goods inventory, increased commodity costs and also reflects lower sales volume offset by the effect of the price increase effective in August 1996. In addition, due to higher than anticipated levels of inventory as a result of lower than anticipated sales volume, the Company has provided additional reserves for potential product obsolescence.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.1% from $10.4 million in the first quarter of 1996 to $11.4 million in 1997. Selling, general and administrative expenses as a percentage of net sales increased from 27.3% in 1996 to 31.5% in 1997. This primarily reflects increased promotional and sales expenses in part related to new product entries, combined with increased international costs primarily for France market entry. In addition, these expenses as a percentage of net sales are calculated on a lower net sales basis.


Other Income (Expense)

Other income (expense) decreased $901,000 during the first quarter of 1997 as compared to 1996 primarily reflecting proceeds recorded in the first quarter of 1996 of $884,000 from an insurance claim settlement related to inventory damaged in 1995. In the first quarter of 1997, other income primarily consists of interest and dividend income of approximately $405,000, offset by interest expense of $550,000. Interest and dividend income and interest expense were $359,000 and $517,000 respectively in the first quarter of 1996.

Income Taxes

The Company recorded an income tax benefit of $649,000 in the first quarter of 1997. The Company anticipates an effective tax rate of 38% in 1997 which is comparable to the effective rate in the prior year.

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997




Net Income (loss)

As a result of the foregoing, the net loss for the first quarter of 1997 was $2.4 million less than the net income for the first quarter of 1996. The net loss as a percentage of net sales was 2.9% in the first quarter of 1997 compared to net income of 3.6% of net sales in 1996. Net loss per share was $.15 per share for the first quarter of 1997 compared to net income of $.19 per share in 1996. Although financial results are disappointing, the Company anticipates a return to profitability for the remainder of 1997.


Liquidity and Capital Resources

As of March 29, 1997 the Company had $ 31.1 million of cash and cash equivalents, a decrease of $5.0 million since December 28, 1996. Net cash used by operations in the first quarter of 1997 was approximately $3.9 million. In addition, $867,000 was used for net additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities.

Trade accounts receivable have increased since December 1996 from $8.7 million to $15.5 million. This increase reflects seasonally higher sales as compared to the fourth quarter, as well as a lower December, 1996 receivable balance as compared to December 1995 as a result of the timing of sales in the fourth quarter of 1996. Inventories have remained level at $15.4 million and $15.2 million as of December 28, 1996 and March 29, 1997 respectively. The components of inventory have changed reflecting a decrease of finished goods inventory compared to December 1996 due to planned lower production offset by seasonally higher raw material inventories.

The Company anticipates capital expenditures in the remainder of 1997 of approximately $7.0 million. Most of these additional projected capital expenditures relate to equipment upgrades at the Company's manufacturing facilities, and computer related expenditures.

The Company anticipates approximately $2 to $3 million may be used to repurchase up to 200,000 shares of the Company's Class A common stock as announced May 8, 1997 for use in connection with stock option awards under the 1995 Equity Incentive Plan.

The Company also has two lines of credit for an aggregate of $20,000,000 with the Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of May 2, 1997, there have been no borrowings under these line of credit agreements. Management intends to renew these lines of credit.

Management believes that internally generated funds, cash currently on hand,

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997


investments held in marketable  securities (pending their use in the business),
and equipment lease financing   will  be  adequate  to  meet   anticipated
operating  and  capital requirements.



"Forward-Looking Statements"

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate, operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year 1996.

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997




                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended March 29, 1997, for which this report is filed.

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                     BEN & JERRY'S HOMEMADE, INC.



                                     BY:  /s/Frances Rathke
                                     Frances Rathke, Chief Financial Officer
                                     and Secretary

DATE:  May 13, 1997

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                                         March 29,             December
                                                                           1997                28, 1996
                                                                     ------------------    ------------------
                                                                        (Unaudited)             (Note)
Current assets:
      Cash and cash equivalents                                           $     31,124          $     36,104
      Investments                                                                  484                   466
      Accounts receivable:
         Trade (less allowance of $737 in 1997
          and $695 in 1996 for doubtful accounts)                               15,475                 8,684
         Other                                                                     382                   275
      Inventories                                                               15,211                15,365
      Deferred income taxes                                                      5,438                 4,099
      Income taxes receivable                                                    2,462                 2,920
      Prepaid expenses                                                             319                   200


                                                                     ------------------    ------------------
         Total current assets                                                   70,895                68,113
                                                                     ------------------    ------------------

Property, plant and equipment, net                                              64,064                65,104
Investments                                                                      1,000                 1,000
Other assets                                                                     2,450                 2,448
                                                                     ------------------    ------------------
Total assets                                                               $   138,409           $   136,665
                                                                     ==================    ==================





Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                         March 29,             December
                                                                           1997                28, 1996
                                                                     ------------------    ------------------
                                                                        (Unaudited)             (Note)
Current liabilities:
      Accounts payable and accrued expenses                               $     20,114          $     17,398
      Current portion of long-term debt and
         obligations under capital leases                                          611                   660
                                                                     ------------------    ------------------
      Total current liabilities                                                 20,725                18,058

Long-term debt and obligations under capital leases                             30,943                31,087

Deferred income taxes                                                            5,029                 4,835

Stockholders' equity:
      $1.20 noncumulative Class A preferred stock - par value
         $1.00 per share, redeemable at $12.00 per share;
         900 shares authorized, issued and outstanding;
         aggregated preference on liquidation - $9                                   1                     1
      Class A common stock - $.033 par value; authorized
         20,000,000 shares; issued: 6,378,764 at March 29, 1997
         and 6,364,733 at December 28, 1996                                        210                   210
      Class B common stock - $.033 par value; authorized
         3,000,000 shares; issued: 893,078 at March 29, 1997
         and 897,664 at December 28, 1996                                           29                    29
      Additional paid-in-capital                                                48,838                48,753
      Retained earnings                                                         34,131                35,190
      Cumulative translation adjustment                                           (117)                 (118)
      Treasury stock, at cost: 67,032 Class A and 1,092 Class B
         shares at March 29, 1997 and December 28, 1996                         (1,380)               (1,380)

                                                                     ------------------    ------------------
         Total stockholders' equity                                             81,712                82,685
                                                                     ------------------    ------------------
                                                                           $   138,409           $   136,665
                                                                     ==================    ==================



Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    ( In thousands except per share amounts)




                                          For the Thirteen weeks ended

                                           March 29,          March 30,
                                             1997                1996
                                      ------------------  -----------------

Net sales                                  $     36,148       $     37,889

Cost of sales                                    26,145             25,924
                                      ------------------  -----------------

Gross profit                                     10,003             11,965

Selling, general and
      administrative expenses                    11,402             10,356
                                      ------------------  -----------------

Operating income (loss)                          (1,399)             1,609

 Interest income                                    405                359
 Interest expense                                  (550)              (517)
Other income (expense)                             (164)               750

                                      ------------------  -----------------
                                                   (309)               592
                                      ------------------  -----------------



Income (loss) before income taxes                (1,708)             2,201

Income taxes (benefit)                             (649)               837
                                      ------------------  -----------------

Net income (loss)                          $     (1,059)     $       1,364
                                      ==================  =================

Weighted average common
      shares outstanding                          7,264              7,242

Net income (loss) per common share         $      (0.15)     $        0.19



See notes to condensed consolidated financial statements

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                        For the Thirteen weeks ended

                                                                        March 29,           March 30,
                                                                           1997                1996
                                                                    ------------------- -------------------
 Operating activities:
        Net income (loss)                                                $      (1,059)      $      1,364
        Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
             Depreciation and amortization                                       1,939              1,634
             Allowance for bad debts                                                53
             Deferred income taxes                                              (1,145)             1,050
             Loss on disposition of assets                                          37                 32
        Changes in operating assets and liabilities:
             Accounts receivable                                                (6,951)            (3,346)
             Inventories                                                           154             (2,891)
             Prepaid expenses                                                     (119)            (1,265)
             Accounts payable and accrued expenses                               2,716              3,079
             Income taxes receivable                                               458               (156)
                                                                    -------------------  -----------------

        Net cash used for operating activities                                  (3,917)              (499)

Investing activities:
        Additions to property, plant and equipment                                (867)            (3,160)
        Proceeds from sale of assets                                                                   60
        Changes in other assets                                                    (71)               (28)
        Increase in investments                                                    (18)
                                                                    -------------------  -----------------


        Net cash used for investing activities                                    (956)            (3,128)

Financing activities:
        Repayments of long-term debt and capital leases                           (193)              (224)
        Net proceeds from issuance of common stock                                  85                 94
                                                                    -------------------  -----------------

        Net cash used for financing activities                                    (108)              (130)

Effect of exchange rate changes on cash                                              1                (10)
                                                                    -------------------  -----------------


Decrease in cash and cash equivalents                                           (4,980)            (3,767)

Cash and cash equivalents at beginning of period                                36,104             35,406
                                                                    -------------------  -----------------

Cash and cash equivalents at end of period                               $      31,124        $    31,639
                                                                    ===================  =================



See notes to condensed consolidated financial statements