Form 10-Q
period 1997-06-28
BEN & JERRYS HOMEMADE INC
filed 1997-08-12
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                             For the quarter ended:
                                  June 28, 1997


                        Commission File Number: 0-13544




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

                           YES   X            NO

     Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,432,257 shares of Class A Common Stock and 874,073 shares of Class B Common Stock outstanding as of July 28, 1997.

                                             INDEX



PART I: FINANCIAL INFORMATION                                           PAGE NO.

         Condensed Consolidated Balance Sheets
                  June 28, 1997 and December 28, 1996                      1-2

         Condensed Consolidated Statements of Income
                  Thirteen and twenty-six weeks ended
                  June 28, 1997 and June 29, 1996                            3

         Condensed Consolidated Statements of Cash Flows
                  Twenty-six weeks ended June 28, 1997
                  and June 29, 1996                                         4

         Notes to Condensed Consolidated Financial Statements               5-6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6-11


PART II: OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                           12

         Item 6 - Exhibit and Reports on Form 8-K                            13


SIGNATURES                                                                   14

                          BEN & JERRY'S HOMEMADE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

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

2. INVENTORIES

                                                   June 28,     December 28,
                                                   1997         1996
                                                   ----         ----
Ice cream, frozen yogurt, sorbet and ingredients    $12,005        $14,221
Paper goods                                             810            492
Food, beverage and gift items                           591            652
                                                        ---            ---
                   Total                            $13,406        $15,365
                                                    =======        =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                   June 28,     December 28,
                                                    1997        1996
                                                    ----        ----
Trade accounts payable                              $5,917         $4,337
Accrued expenses                                    10,405          8,825
Accrued payroll and related costs                    2,230          2,152
Accrued promotional costs                            9,021          2,076
Other                                                   92              8
                                                        --              -
                     Total                         $27,665         $17,398
                                                   =======         =======

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 28, 1997




ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in an increase in primary earnings per share for the periods ended June 28, 1997 and June 29, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statement of Income and the percentage increase (decrease) of such items as compared to the prior period:


                                       Percentage of Net Sales
                                       -----------------------
                              Thirteen Weeks          Twenty-Six Weeks       Percentage Increase (Decrease)
                                    Ended                  Ended                   1997 Compared to 1996
                           June 28,   June 29,     June 28,    June 29,     Thirteen Weeks    Twenty-Six Weeks
                           1997       1996         1997        1996             Ended               Ended
                           ----       ----         ----        ----             -----               -----
Net sales                    100.0%     100.0%       100.0%      100.0%          5.5%                1.1%
Cost of sales                 62.2%      65.6%        66.4%       66.8%          0.2%                0.5%
                              ----       ----         ----        ----           ---                 ---
Gross profit                  37.8%      34.4%        33.6%       33.2%         15.8%                2.3%

Selling, general and
  administrative expenses     31.4%      27.6%        31.4%       27.5%         19.8%               15.5%
                              ----       ----         ----        ----          ----                ----
Operating income               6.4%       6.8%         2.2%        5.7%         -0.3%              -61.6%

Other income (expense)        -0.9%     - 0.3%        -0.9%        0.5%        205.2%             -277.9%
                               ---        ---          ---         ---         -----               -----
Income before income taxes     5.5%       6.5%         1.3%        6.2%        -10.4%              -79.4%

Income taxes                   2.1%       2.5%         0.5%        2.4%        -10.4%              -79.4%
                               ---        ---          ---         ---          ----                ----
Net income                     3.4%       4.0%         0.8%        3.8%        -10.4%              -79.4%
                               ===        ===          ===         ===          ====                ====




Thirteen Weeks Ended June 28, 1997 and June 29, 1996

Net Sales

Net sales for the thirteen weeks ended June 28, 1997 increased 5.5% to $50.7 million compared to $48.0 million for the same period in 1996. Both the pint and
2.5 gallon bulk container products had modest increases in unit volume, of which the increase in pint volume was primarily attributable to the Company's original line of products.

Pint sales represented 84% of total net sales in the second quarter of 1997 compared to 82% during the same period in 1996. Net sales of 2.5 gallon bulk containers represented approximately 8% of total net sales in the second quarter of 1997 and 1996. Net sales of novelty products accounted for approximately 7% of total net sales during this period in 1997 compared to 8% in 1996. Net sales from the Company's retail stores represented 1% of total net sales in the second quarter of 1997 compared to 2% during the same period in 1996.

Cost of Sales and Gross profit

Cost of sales in the second quarter of 1997 increased approximately $48,000 or 0.2% over the same period in 1996 and overall gross profit as a percentage of net sales was 37.8% in the second quarter of 1997 as compared to 34.4% in the comparable period last year.

The higher gross profit as a percentage of net sales primarily resulted from the effect of price increases of approximately 3% effective in August 1996 and April 1997 and improvements in operating efficiencies offset by increased commodity costs and planned lower production volumes designed to lower the Company's inventories.

The Company experienced significant increases in dairy prices in the second quarter of 1997 compared to the same period last year. In response to higher dairy costs which started to increase in the summer and fall of 1996 and continued into 1997, the Company instituted a 3.4% price increase for its packaged pint products effective April 15, 1997 to offset these increased costs. If dairy commodity prices begin to rise to much higher levels, there is the possibility that these costs will not be passed on to customers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19.8% to $15.9 million in the second quarter of 1997 from $13.3 million for the same period in 1996. Selling, general and administrative expenses were 31.4% of net sales in the second quarter of 1997 as compared to 27.6% for the comparable period last year. This increase is attributed to increased sales and marketing expenses to support the brand in the highly competitive super premium category. For the first time, the Company launched a combined national radio advertising and promotional campaign to support the Company's brand domestically and in Europe.

Other Income (Expense)

Interest income decreased $46,000 in the second quarter of 1997 as compared to the same period in the prior year. Interest expense increased $19,000 in the second quarter of 1997 as compared to the same period in the prior year. Other expense increased $251,000 as compared to the same period in the prior year primarily due to losses associated with asset dispositions and foreign currency exchange.

Income Taxes

Income taxes decreased approximately $124,000 primarily due to the decrease in income. The Company anticipates an effective rate of 38.0% in 1997 which is comparable to the prior year.

Net Income

As a result of the foregoing, net income for the second quarter of 1997 decreased 10.4% to $1.7 million from $1.9 million, for the second quarter of 1996. Net income was 3.4% of net sales in the second quarter of 1997 compared to 4.0% in 1996. Net income per share decreased 11.3% to $.24 per share for the second quarter of 1997 as compared to $.27 per share in the second quarter of 1996.


Twenty-Six Weeks Ended June 28, 1997 and June 29, 1996

Net Sales

Net sales for the twenty-six weeks ended June 28, 1997 increased 1.1% to $86.8 million compared to $85.9 million for the same period in 1996. Pints experienced a 3% decline in unit volume which was offset by an increase in the price of pints sold of approximately 3% effective in August, 1996 and April 1997. Unit volume of the 2.5 gallon bulk containers increased 7%.

Pint sales represented 85% of total net sales in the first half of 1997 and 1996. Net sales of 2.5 gallon bulk containers represented approximately 8% of total net sales for this period in 1997 compared to 7% during the same period in 1996. Net sales of novelties accounted for approximately 6% of total net sales during the first half of 1997 and 1996. Net sales from the Company's retail stores represented 1% of total net sales in the first half of 1997 compared to 2% during the same period in 1996.

Cost of Sales and Gross Profit

Cost of sales in the first half of 1997 increased approximately $269,000 or 0.5% over the same period in 1996 and overall gross profit as a percentage of net sales was 33.6% in 1997 as compared to 33.2% for the comparable period in 1996. The higher gross profit percentage in the first half of 1997 is due to the price increases effective in August 1996 and April 1997 and improved manufacturing efficiencies offset by increased commodity costs and planned lower production volumes designed to lower the Company's finished goods inventory.

The Company experienced significant increases in dairy prices for the first six months of 1997 compared to the same period last year. In response to higher dairy costs which started to increase in the summer and fall of 1996 and continued into 1997, the Company instituted a 3.4% price increase for its packaged pint products effective April 15, 1997 to offset these increased costs. If dairy commodity prices begin to rise to much higher levels, there is the possibility that these costs will not be passed on to customers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.5% to $27.3 million for the first six months of 1997 from $23.6 million for the same period in 1996. Selling, general and administrative expenses were 31.4% of net sales for the first six months of 1997 as compared to 27.5% for the same period last year.

This increase is attributed to increased sales and marketing expenses to support the brand in the highly competitive super premium category. For the first time, the Company launched a combined national radio advertising and promotional campaign to support the Company's brand domestically and in Europe.

Other Income (Expense)

Interest income remained level for the first six months of 1997 as compared to the same period in the prior year. Interest expense increased $52,000 for the first six months 1997 as compared to the same period in the prior year. Other income(expense) decreased for the first six months of 1997 from other income of $628,000 in the prior year to other expense of $537,000 in 1997. This is primarily due to the insurance settlement proceeds of approximately $884,000 in 1996.

Income Taxes

Income taxes decreased $1.6 million primarily reflecting the decrease in income. The Company anticipates an effective rate of 38.0% in 1997 which is comparable to the rate in 1996.

Net Income

As a result of the foregoing, net income for the first half of 1997 decreased 79.4% to $682,000 from $3.3 million for the same period in 1996. Net income was 0.8% of net sales in the first half of 1997 compared to 3.8% for the same period in 1996. Net income per share decreased to $.09 per share for the first half of 1997 as compared to $.46 per share for the same period in 1996.

Liquidity and Capital Resources

As of June 28, 1997 the Company had $43.2 million of cash and cash equivalents, an increase of $7.1 million since December 28, 1996. Net cash provided by operations in the first half of 1997 was $8.4 million. Approximately $1.8 million was used for additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities. Funds were provided by cash from operations and cash and investments available at December 28, 1996.

Since December 28, 1996 trade receivables, and the sum of accounts payable and accrued expenses have increased $8.3 million and $10.3 million, respectively. These increases reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have decreased $2.0 million since December 28, 1996 due to the management's effort to reduce the amount of inventory on hand.

The Company anticipates other capital expenditures in the remainder of 1997 of approximately $6.1 million. Most of these additional projected capital expenditures relate to equipment upgrades at the Company's manufacturing facilities, and computer related expenditures.

The Company anticipates approximately $2 to $3 million may be used to repurchase up to 200,000 shares of the Company's Class A common stock as announced May 8, 1997 for use in connection with stock option awards under the 1995 Equity Incentive Plan.

The Company has two lines of credit providing an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of August 12, 1997, there have been no borrowings under these line of credit agreements.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 28, 1997


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

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 28, 1997



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS
     The Company's 1997 Annual Meeting of Stockholders was held on Saturday, June 28, 1997. The stockholders voted to (1) fix the number of directors at ten and elect ten members of the Board of Directors to serve for the next year or to serve for staggered terms in the event that the amendment in Item 3 is approved;
(2) approve a proposal to amend the Company's 1995 Equity Incentive Plan, to increase the aggregate number of shares of stock authorized for issuance and delivery in connection with awards under such Plan from 500,000 shares of Class A Common Stock to 900,000 shares of Class A Common Stock; (3) amend the Articles of Incorporation to (a) classify the Board into three classes; (b) provide that directors may be removed only for cause and with the approval of the holders of at least two-thirds of the votes cast on the matter by all of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together; (c) provide that any vacancy resulting from such a removal may be filled by two-thirds of the directors then in office; and (d) provide that the stockholder vote required to alter, amend, repeal or adopt any provision inconsistent with this amendment shall be at least two-thirds of the voting power of all of the shares of the Company entitled to vote generally in the election of directors, voting together; (4) ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 27, 1997.

(1)      The tabulation of votes for the nominees for directors were as follows:
                                               For                  Withheld
                                               ---                  --------
         Elizabeth Bankowski                   11,829,312            510,374
         Ben Cohen                             11,824,410            515,276
         Pierre Ferrari                        11,837,480            502,206
         Jeffrey Furman                        11,800,058            539,628
         Jerry Greenfield                      11,829,097            510,589
         Jennifer Henderson                    11,830,197            509,489
         Frederick A. Miller                   11,833,673            506,013
         Henry Morgan                          11,830,618            509,489
         Perry D. Odak                         11,836,282            503,404
         Andrew Patti                          11,835,265            504,421

(2) The vote to amend the Company's 1995 Equity Incentive Plan increasing the aggregate number of shares of Class A Common Stock authorized to be awarded and delivered thereunder to 900,000 shares was 8,613,651 for; 1,718,045 against; with 59,871 abstaining.

(3) The vote on the amendment of the Articles of Incorporation concerning classification of the Board of Directors, the Removal of Directors and related matters was 8,613,651 for; 1,718,045 against; with 59,871 abstaining.

(4) The vote on the appointment of Ernst & Young LLP as the Company's independent auditors for 1997 was 12,285,170 for; 32,227 against; with 21,199 abstaining.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 28, 1997


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (11) Statement Re: Computation of Net Income Per Common Share Exhibit (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 28, 1997, for which this report is filed.

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 28, 1997


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                   BEN & JERRY'S HOMEMADE, INC.



                                   BY: /s/Frances Rathke
                                   Frances Rathke, Chief Financial Officer
                                   and Secretary/Treasurer


DATE:  August 12, 1997

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)



                                                          June 28,         December
                                                            1997           28, 1996
                                                       ---------------   --------------
                                                        (Unaudited)         (Note)

Current assets:
     Cash and cash equivalents                           $     43,223     $     36,104
     Investments                                                  507              466
     Accounts receivable:
       Trade (less allowance of $968 in 1997
        and $695 in 1996 for doubtful accounts)                17,012            8,684
       Other                                                      611              275
     Inventories                                               13,406           15,365
     Deferred income taxes                                      5,792            4,099
     Income taxes receivable                                    1,004            2,920
     Prepaid expenses                                             352              200
                                                       ---------------   --------------
       Total current assets                                    81,907           68,113

Property, plant and equipment, net                             63,116           65,104
Investments                                                     1,000            1,000
Other assets                                                    2,463            2,448
                                                       ---------------   --------------
Total assets                                              $   148,486      $   136,665
                                                       ===============   ==============




       Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)



                                                                            June 28,         December
                                                                              1997           28, 1996
                                                                         ---------------   --------------
                                                                           (Unaudited)         (Note)
Current liabilities:
     Accounts payable and accrued expenses                                 $     27,665     $     17,398
     Current portion of long-term debt and
       obligations under capital leases                                             606              660
                                                                         ---------------   --------------
     Total current liabilities                                                   28,271           18,058

Long-term debt and obligations under capital leases                              30,876           31,087

Deferred income taxes                                                             5,022            4,835

Stockholders' equity:
     $1.20  noncumulative  Class A preferred  stock - par value $1.00 per share, redeemable  at $12.00  per  share;  900  shares  authorized,  issued  and outstanding;
       aggregated preference on liquidation - $9                                      1                1
     Class A common stock - $.033 par value; authorized
       20,000,000 shares; issued: 6,475,101 at June 28, 1997
       and 6,364,733 at December 28, 1996                                           214              210
     Class B common stock - $.033 par value; authorized
       3,000,000 shares; issued: 876,741 at June 28, 1997
       and 897,664 at December 28, 1996                                              29               29
     Additional paid-in-capital                                                  49,700           48,753
     Retained earnings                                                           35,872           35,190
     Cumulative translation adjustment                                             (119)            (118)
     Treasury stock, at cost: 67,032 Class A and 1,092 Class B
       shares at June 28, 1997 and December 28, 1996                             (1,380)          (1,380)

                                                                         ---------------   --------------
       Total stockholders' equity                                                84,317           82,685
                                                                         ---------------   --------------
                                                                            $   148,486      $   136,665
                                                                         ===============   ==============







                                                      - 2 -


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

                          BEN & JERRY'S HOMEMADE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                     (In thousands except per share amounts)




                                               For the Thirteen weeks ended                   For the Twenty-six weeks ended

                                                 June 28,            June 29,               June 28,             June 29,
                                                   1997                1996                   1997                 1996
                                             ------------------  -----------------      ------------------  --------------------
Net sales                                     $         50,701  $          48,043     $            86,849  $             85,932

Cost of sales                                           31,551             31,503                  57,696                57,427
                                             ------------------  -----------------      ------------------  --------------------

Gross profit                                            19,150             16,540                  29,153                28,505

Selling, general and
     administrative expenses                            15,872             13,252                  27,274                23,608
                                             ------------------  -----------------      ------------------  --------------------

Operating income                                         3,278              3,288                   1,879                 4,897

 Interest income                                           407                453                     812                   812
 Interest expense                                         (504)              (485)                 (1,054)               (1,002)
Other income (expense)                                    (373)              (122)                   (537)                  628

                                             ------------------  -----------------      ------------------  --------------------
                                                          (470)              (154)                   (779)                  438
                                             ------------------  -----------------      ------------------  --------------------



Income before income taxes                               2,808              3,134                   1,100                 5,335

Income taxes                                             1,067              1,191                     418                 2,028
                                             ------------------  -----------------      ------------------  --------------------

Net income                                    $          1,741   $          1,943       $             682   $             3,307
                                             ==================  =================      ==================  ====================

Weighted average common and common
     equivalent shares outstanding                       7,358              7,260                   7,322                 7,258

Net income per common share                   $           0.24   $           0.27       $            0.09   $              0.46




                                                               See notes to condensed consolidated financial statements.

                                               - 3 -

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                            For the Twenty-six weeks ended

                                                                               June 28,          June 29,
                                                                                 1997              1996
                                                                            ---------------  ------------------
Operating Activities:
      Net income                                                             $         682    $          3,307
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                             3,895               3,277
           Allowance for bad debts                                                     355                  98
           Deferred income taxes                                                    (1,506)              1,000
           Loss on disposition of assets                                                45                  35
      Changes in operating assets and liabilities:
           Accounts receivable                                                      (9,019)             (6,463)
           Inventories                                                               1,959              (5,724)
           Prepaid expenses                                                           (152)               (166)
           Accounts payable and accrued expenses                                    10,267               5,307
           Income taxes receivable                                                   1,916                 (14)
                                                                             ---------------  ------------------

      Net cash provided by operating activities                                      8,442                 657

Investing activities:
      Additions to property, plant and equipment                                    (1,810)             (6,871)
      Proceeds from sale of assets                                                                          64
      Changes in other assets                                                         (157)               (163)
      Increase (decrease) in investments                                               (41)              1,000
                                                                            ---------------  ------------------

     Net cash used for investing activities                                        (2,008)             (5,970)

Financing activities:
      Repayments of long-term debt and capital leases                                 (265)               (297)
      Net proceeds from issuance of common stock                                       951                  94
                                                                            ---------------  ------------------

      Net cash provided by (used for) financing activities                             686                (203)

Effect of exchange rate changes on cash                                                 (1)                (27)
                                                                            ---------------  ------------------

Increase (decrease) in cash and cash equivalents                                     7,119              (5,543)

Cash and cash equivalents at beginning of period                                    36,104              35,406
                                                                            ---------------  ------------------

Cash and cash equivalents at end of period                                   $      43,223    $         29,863
                                                                            ===============  ==================

                See notes to condensed consolidated financial statements.
                                           - 4 -