Form 10-Q
period 1997-09-27
BEN & JERRYS HOMEMADE INC
filed 1997-11-13
CIK 768384

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                      Commission File Number:
                  September 27, 1997                                   0-13544


                       BEN & JERRY'S HOMEMADE, INC.
          (Exact name of registrant as specified in its charter)


VERMONT                                     03-0267543
(State of incorporation)                    (I.R.S. Employer Identification No.)



30 Community Drive
South Burlington, Vermont                   05403-6828
(Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code:  (802) 651-9600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X    NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,367,406 shares of Class A Common Stock and 868,040 shares of Class B Common Stock outstanding as of November 4, 1997.

                                             INDEX



PART I: FINANCIAL INFORMATION                                 PAGE NO.

    Condensed Consolidated Balance Sheets
             September 27, 1997 and December 28, 1996             1-2

    Condensed Consolidated Statements of Income
              Thirteen and thirty-nine weeks ended
              September 27, 1997 and September 28, 1996           3

    Condensed Consolidated Statements of Cash Flows
              Thirty-nine weeks ended September 27, 1997
              and September 28, 1996                              4

    Notes to Condensed Consolidated Financial Statements          5-6

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           7-12


PART II: OTHER INFORMATION

    Item 6-Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                        14

Exhibit 1                                                         15

                           BEN & JERRY'S HOMEMADE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ended December 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Certain prior period amounts have been reclassified for comparative purposes.

2. INVENTORIES

                                              September 27,      December 28,
                                                       1997              1996
                                                       ----              ----

Frozen dessert products and ingredients             $10,897           $14,221
Paper goods                                             730               492
Food, beverage and gift items                           458               652
                                                  ---------        ----------
            Total                                   $12,085           $15,365
                                                    =======           =======
3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                              September 27,     December 28,
                                                       1997             1996
                                                       ----             ----

Trade accounts payable                              $ 5,792           $4,337
Accrued expenses                                     14,881            8,825
Accrued payroll and related costs                     2,160            2,152
Accrued promotional costs                             6,317            2,076
Other                                                   131                8
                                                  ---------       ----------
             Total                                  $29,281          $17,398
                                                    =======          =======

                           BEN & JERRY'S HOMEMADE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)


4. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in an increase in primary earnings per share for the periods ended September 27, 1997 and September 28, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted for years beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement No. 131 to have a material impact on the Company's financial statement disclosures.

                          BEN & JERRY'S HOMEMADE, INC.
                 Form 10-Q for quarter ended September 27, 1997

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase (decrease) of such items as compared to the prior period:


                                            Percentage of Net Sales
                                            -----------------------
                                   Thirteen Weeks          Thirty-nine Weeks      Percentage Increase (Decrease)
                                         Ended                  Ended                   1997 Compared to 1996
                                 -------------------------------------------    -----------------------------

                                Sept  27,  Sept  28,   Sept  27,   Sept  28,     Thirteen Weeks   Thirty-nine Weeks
                                     1997       1996        1997        1996             Ended               Ended
                                  -------    -------     -------     -------          -----------            -----
     Net sales                     100.0%     100.0%      100.0%      100.0%               8.3%                3.6%
     Cost of sales                  61.7%      68.9%       64.7%       67.5%              -3.0%               -0.8%
                                    ----       ----        ----        ----                ---                 ---


     Gross profit                   38.3%      31.1%       35.3%       32.5%              33.2%               12.6%
     Selling, general and
       administrative expenses      30.0%      24.5%       31.1%       26.4%              32.6%               22.0%
                                    ----       ----        ----        ----               ----                ----

     Operating income                8.3%       6.6%        4.2%        6.1%              35.2%              -28.3%

     Other income (expense)         -0.1%     - 0.2%       -0.4%        0.2%             -46.9%             -271.9%
                                     ---        ---         ---         ---               ----               -----

     Income before income taxes      8.2%       6.4%        3.8%        6.3%              38.8%              -37.4%
     Income taxes                    3.1%       2.5%        1.4%        2.4%              38.5%              -37.5%
                                     ---        ---         ---         ---               ----                ----

     Net income                      5.1%       3.9%        2.4%        3.9%              38.9%              -37.4%
                                   ======     ======      ======        ====           ========            ========



Thirteen Weeks Ended September 27, 1997 and September 28, 1996

Net Sales

Net sales for the thirteen weeks ended September 27, 1997 increased 8.3% to $50.0 million compared to $46.1 million for the same period in 1996. Pint volume increased 7% compared to the same period in 1996 which was attributable to the Company's original line of products. This volume increase was combined with a price increase of approximately 3% of pints sold to distributors that went into effect in April 1997. 2 1/2 gallon bulk container products unit volume increased modestly.

Pint sales represented 82% of total net sales in the third quarter of 1997 compared to 79% in 1996. Net sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in the third quarter of 1997, compared to 10% in 1996. Net sales of novelty products accounted for approximately 6% of total net sales in the third quarter of 1997, compared to 7% in 1996. Net sales from the Company's retail stores represented 3% of total net sales in the third quarter of 1997 compared to 4% during the same period in 1996.

Cost of Sales and Gross profit

Cost of sales in the third quarter of 1997 decreased approximately $951,000 or 3.0% from the same period in 1996 and overall gross profit as a percentage of net sales was 38.3% in the third quarter of 1997 as compared to 31.1% in the comparable period last year.

The higher gross profit as a percentage of net sales primarily resulted from substantially decreased commodity costs, the effect of price increases effective in August 1996 and April 1997 and improvements in operating efficiencies.

The Company experienced a decrease in dairy prices in the third quarter of 1997 compared to the same period last year. In response to higher dairy costs which started to increase in the summer and fall of 1996 and continued into the first half of 1997, the Company instituted a price increase of approximately 3% for its packaged pint products effective in April 1997 to offset these increased costs. Although the trend of rising dairy commodity prices has reversed since July 1997, if dairy commodity prices begin to rise again to higher levels, there is the possibility that these costs will not be passed on to customers, which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 32.6% to $15 million in the third quarter of 1997 from $11.3 million for the same period in 1996. Selling, general and administrative expenses were 30.0% of net sales in the third quarter of 1997 as compared to 24.5% for the comparable period last year. This increase is primarily attributable to increased sales and marketing expenses reflecting a national radio advertising campaign and increased trade promotions to support the Company's brand domestically and in Europe.



Other Income (Expense)

Interest income increased $114,000 in the third quarter of 1997 as compared to the same period in the prior year. The increase in interest income was due to a higher average invested balance throughout the period. Other expense increased $69,000 as compared to the same period in the prior year primarily due to losses associated with asset dispositions and foreign currency exchange.



Income Taxes

Income taxes increased approximately $430,000 due to the increase in income in 1997 as compared to 1996. The Company anticipates an effective rate of 38.0% in 1997 which is comparable to the prior year.

Net Income

As a result of the foregoing, net income for the third quarter of 1997 increased 38.9% to $2.5 million from $1.8 million for the third quarter of 1996. Net income was 5.1% of net sales in the third quarter of 1997 compared to 3.9% in 1996. Net income per share increased 36.0% to $.34 per share for the third quarter of 1997 as compared to $.25 per share in the third quarter of 1996.


Thirty-Nine Weeks Ended September 27, 1997 and September 28, 1996

Net Sales

Net sales for the thirty-nine weeks ended September 27, 1997 increased 3.6% to $136.8 million compared to $132.1 million for the same period in 1996. Pint volume decreased 0.3% compared to the same period in 1996. However the decrease compared to the prior year is solely attributable to the first quarter of 1997 with volume increases in both the second and third quarters. This volume decrease was offset by price increases of approximately 3% of pints sold to distributors that went into effect in August, 1996 and April 1997.

Pint sales represented 84% of total net sales in the first three quarters of 1997 compared to 83% for the same period in 1996. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in the first three quarters of 1997 and 1996. Net sales of novelties accounted for approximately 6% of total net sales during the first three quarters of 1997 compared to 7% for the same period in 1996. Net sales from the Company's retail stores represented 2% of total net sales in the first three quarters of 1997 and 1996.

Cost of Sales and Gross Profit

Cost of sales in the first three quarters of 1997 decreased approximately $682,000 from the same period in 1996 and overall gross profit as a percentage of net sales was 35.3% in 1997 as compared to 32.5% for the comparable period in 1996. The higher gross profit as a percentage of net sales primarily resulted from the effect of price increases effective in August 1996 and April 1997, and decreased commodity costs.

The Company experienced a decrease in dairy prices in first nine months of 1997 compared to the same period last year. However the decrease compared to the prior year is attributable solely to the third quarter of 1997 which offset increases during the first half of 1997. In response to higher dairy costs which started to increase in the summer and fall of 1996 and continued into the first half of 1997, the Company instituted a 3.4% price increase for its packaged pint products effective in April 1997 to offset these increased costs. Although the trend of rising dairy commodity prices has reversed in July 1997, if dairy commodity prices begin to rise again to higher levels, there is the possibility that these costs will not be passed on to customers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.0% to $42.6 million for the first nine months of 1997 from $34.9 million for the same period in 1996. Selling, general and administrative expenses were 31.1% of net sales for the first nine months of 1997 as compared to 26.4% for the same period last year. This increase is attributable to increased sales and marketing expenses and reflects national radio advertising and increased trade promotions to support the Company's brand domestically and in Europe.

Other Income (Expense)

Interest income increased $114,000 during the first three quarters of 1997 as compared to the same period in the prior year. The increase in interest income was due to a higher average invested balance throughout the period. Interest expense increased $37,000 during the first three quarters of 1997 as compared to the same period in the prior year. Other income (expense) decreased for the first nine months of 1997 from other income of $608,000 in the prior year to other expense of $312,000 in 1997. This is primarily due to the receipt of insurance settlement proceeds of approximately $884,000 in 1996 combined with 1997 losses associated with asset dispositions and foreign currency exchange.

Income Taxes

Income taxes decreased $1.2 million due to the decrease in income. The Company anticipates an effective rate of 38.0% in 1997 which is comparable to the prior year.

Net Income

As a result of the foregoing, net income for the first three quarters of 1997 decreased 37.4% to $3.2 million for 1997 compared to $5.1 million for the same period in 1996. Net income was 2.3% of net sales for the first three quarters of 1997 compared to 3.9% for the same period in 1996. Net income per share was $.43 per share for the first three quarters of 1997 compared to $.71 for the same period in 1996.

Liquidity and Capital Resources

As of September 27, 1997 the Company had $51.4 million of cash and cash equivalents, an increase of $15.3 million since December 28, 1996. Net cash provided by operations in the first nine months of 1997 was $18.6 million. Approximately $2.7 million was used for additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities. Funds were provided by cash from operations and cash and investments available at December 28, 1996.

Since December 28, 1996 trade receivables, and the sum of accounts payable and accrued expenses have increased $5.7 million and $11.9 million, respectively. These increases reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have decreased $3.3 million since December 28, 1996 due to the management's effort to reduce the amount of inventory on hand.

The Company anticipates other capital expenditures in the remainder of 1997 of approximately $4.5 million. Most of these additional projected capital expenditures relate to equipment upgrades at the Company's manufacturing facilities, and computer related expenditures.

The Company has repurchased 77,500 shares for approximately $988,000 of the Company's Class A common stock pursuant to the repurchase program as announced May 8, 1997 for use in connection with stock option awards under the 1995 Equity Incentive Plan.

The Company has two lines of credit providing an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at the banks' Base Rate or at the Eurodollar rate plus a maximum of 1.25%. As of November 10, 1997, there have been no borrowings under these line of credit agreements.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

"Forward-Looking Statements"

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate and operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in this Form 10-Q and in "Risk Factors" in the Company's Annual Report on Form 10-K for the year 1996.

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedule


           (b) No reports on Form 8-K were filed during the quarter ended September 27, 1997, for which this report is filed.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.





                                         BEN & JERRY'S HOMEMADE, INC.



DATE: November 11, 1997                  BY: /s/Frances Rathke
                                                --------------
                                         Frances Rathke, Chief Financial Officer
                                         and Secretary

                         BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                                         September 27,       December
                                                                              1997           28, 1996
                                                                         ---------------   --------------
                                                                          (Unaudited)         (Note)

Current assets:
     Cash and cash equivalents                                             $     51,394     $     36,104
     Investments                                                                    529              466
     Accounts receivable:
       Trade (less allowance of $975 in 1997
        and $695 in 1996 for doubtful accounts)                                  14,413            8,684
       Other                                                                      1,036              275
     Inventories                                                                 12,085           15,365
     Deferred income taxes                                                        5,209            4,099
     Income taxes receivable                                                      1,043            2,920
     Prepaid expenses                                                               352              200
                                                                         ---------------   --------------
       Total current assets                                                      86,061           68,113

Property, plant and equipment, net                                               62,112           65,104
Investments                                                                       1,000            1,000
Other assets                                                                      2,503            2,448
                                                                         ---------------   --------------
                                                                            $   151,676      $   136,665
                                                                         ===============   ==============




       Note: The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                     - 1 -

       See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)



                                                                         September 27,       December
                                                                              1997           28, 1996
                                                                         ---------------   --------------
                                                                          (Unaudited)         (Note)
Current liabilities:
     Accounts payable and accrued expenses                                 $     29,281     $     17,398
     Current portion of long-term debt and
       obligations under capital leases                                           5,311              660
                                                                         ---------------   --------------
     Total current liabilities                                                   34,592           18,058

Long-term debt and obligations under capital leases                              25,829           31,087

Deferred income taxes                                                             5,022            4,835

Stockholders' equity:
     $1.20  noncumulative  Class A preferred  stock - par value
       $1.00 per share, redeemable  at $12.00  per  share;
       900  shares  authorized,  issued  and outstanding;
       aggregated preference on liquidation - $9                                      1                1
     Class A common stock - $.033 par value; authorized
       20,000,000 shares; issued: 6,489,142 at September 27, 1997
       and 6,364,733 at December 28, 1996                                           214              210
     Class B common stock - $.033 par value; authorized
       3,000,000 shares; issued: 871,928 at September 27, 1997
       and 897,664 at December 28, 1996                                              29               29
     Additional paid-in-capital                                                  49,865           48,753
     Retained earnings                                                           38,400           35,190
     Cumulative translation adjustment                                             (120)            (118)
     Treasury stock, at cost: 124,532 Class A and 1,092 Class B shares at September 27, 1997 and 67,032 Class A
       and 1,092 Class B shares at December 28, 1996                             (2,156)          (1,380)
                                                                         ---------------   --------------
       Total stockholders' equity                                                86,233           82,685
                                                                         ---------------   --------------
                                                                            $   151,676      $   136,665
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



                                                    BEN & JERRY'S HOMEMADE, INC.

                                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 (Unaudited)

                                                (In thousands except per share amounts)





                                                For the Thirteen weeks ended               For the Thirty-nine weeks ended

                                               September 27,      September 28,           September 27,        September 28,
                                                   1997                1996                   1997                 1996
                                             ------------------  -----------------      ------------------  ------------------

Net sales                                     $         49,956    $        46,143        $        136,805    $        132,075

Cost of sales                                           30,838             31,789                  88,534              89,216
                                             ------------------  -----------------      ------------------  ------------------

Gross profit                                            19,118             14,354                  48,271              42,859

Selling, general and
     administrative expenses                            14,977             11,291                  42,565              34,899
                                             ------------------  -----------------      ------------------  ------------------

Operating income                                         4,141              3,063                   5,706               7,960

Interest income                                            487                373                   1,299               1,185
Interest expense                                          (466)              (481)                 (1,520)             (1,483)
Other income (expense)                                     (89)               (20)                   (312)                608
                                             ------------------  -----------------      ------------------  ------------------
                                                           (68)              (128)                   (533)                310
                                             ------------------  -----------------      ------------------  ------------------



Income before income taxes                               4,073              2,935                   5,173               8,270

Income taxes                                             1,545              1,115                   1,963               3,143
                                             ------------------  -----------------      ------------------  ------------------

Net income                                    $          2,528    $         1,820        $          3,210    $          5,127
                                             ==================  =================      ==================  ==================

Primary weighted average common and common
     equivalent shares outstanding                       7,341              7,221                   7,314               7,217

Net income per common share                   $           0.34    $          0.25        $           0.43    $           0.71



                       See notes to condensed consolidated financial statements.
                                               - 3 -

                                     BEN & JERRY'S HOMEMADE, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (In thousands)
                                               (Unaudited)


                                                                        For the Thirty-nine weeks ended

                                                                        September 27,       September 28,
                                                                            1997                1996
                                                                       ----------------    ----------------

Net income                                                              $        3,210      $        5,127
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                               5,797               5,052
     Allowance for bad debts                                                       408                 113
     Deferred income taxes                                                      (1,506)              1,000
     Stock award                                                                   212
     (Gain) loss on disposition of assets                                           99                 (54)
Changes in operating assets and liabilities:
     Accounts receivable                                                        (6,898)             (5,847)
     Inventories                                                                 3,280              (4,908)
     Prepaid expenses                                                             (152)                712
     Accounts payable and accrued expenses                                      11,883               3,247
     Income taxes receivable                                                     2,460                 461
                                                                       ----------------    ----------------

Net cash provided by operating activities                                       18,793               4,903

Investing activities:
     Additions to property, plant and equipment                                 (2,747)            (10,689)
     Proceeds from sale of assets                                                   48                 174
     Changes in other assets                                                      (260)               (321)
     (Increase) decrease in investments                                            (63)              1,000
                                                                       ----------------     ----------------

Net cash used for investing activities                                          (3,022)             (9,836)

Financing activities:
     Repayments of long-term debt and capital leases                              (607)               (369)
     Re-purchase of common stock                                                  (988)
     Proceeds from issuance of common stock                                      1,116                 205
                                                                       ----------------    ----------------

Net cash used for financing activities                                            (479)               (164)

Effect of exchange rate changes on cash                                             (2)                  1
                                                                       ----------------    ----------------

Increase (decrease) in cash and cash equivalents                                15,290              (5,096)

Cash and cash equivalents at beginning of period                                36,104              35,406
                                                                       ----------------    ----------------

Cash and cash equivalents at end of period                              $       51,394      $       30,310
                                                                       ================    ================

           See notes to condensed consolidated financial statements.
                                      - 4 -
