Form 10-K
period 1997-12-27
BEN & JERRYS HOMEMADE INC
filed 1998-03-26
CIK 768384

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 27, 1997

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________
                         Commission File Number 0-13544

                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)

Vermont                                   03-0267543
(State of incorporation)                  (I.R.S. Employer Identification No.)

30 Community Drive
South Burlington, Vermont                        05403-6828
-------------------------                        ----------
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

     The aggregate market value of the Company's Class A and Class B Common Stock held by non-affiliates was approximately $99,666,648 and $4,436,040 respectively, at March 6, 1998.

     At March 6, 1998, 6,381,217 shares of the Company's Class A Common Stock and 862,274 shares of the Company's Class B Common Stock were outstanding.

Page 1 of 130 pages.  Exhibit Index appears on page 37.

                         BEN & JERRY'S HOMEMADE, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           Page

Item 1.    Business...........................................................1

Item 2.    Properties........................................................15

Item 3.    Legal Proceedings.................................................15

Item 4.    Submission of Matters to Vote of Security Holders.................16

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................17

Item 6.    Selected Financial Data...........................................18

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................19

Item 8.    Financial Statements and Supplementary Data.......................26

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................26

Item 10.   Directors and Executive Officers of the Company...................27

Item 11.   Executive Compensation............................................30

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management....................................................32

Item 13.   Certain Relationships and Related Transactions....................34

Item 14.   Exhibits, Financial Statements, and Financial
           Statement Schedules, and Reports on Form 8-K......................37

Item 1.  Business

Introduction

Ben & Jerry's Homemade, Inc. ("Ben & Jerry's" or the "Company") is a leading manufacturer of super premium ice cream, frozen yogurt and sorbet in unique and regular flavors. The Company also manufactures ice cream novelty products. The Company uses natural ingredients in its products. The Company embraces a philosophy that manifests itself in these attributes: being real and "down to earth", being humorous and having fun, being non-traditional and alternative and, at times, activists around our progressive values.

The Company's products are currently distributed throughout the United States primarily through independent distributors. However, the Company's marketing resources are concentrated on certain "target markets" including New England, New York, the Mid-Atlantic region, Florida, Texas, the West Coast and selected other major markets, including the Midwest ( defined for this purpose as Chicago, Illinois, Minnesota, Wisconsin and Michigan) and Denver areas. In 1997, approximately 80% of the sales of the Company's packaged pints were attributable to these target markets. The Company's products are also available in certain "non-target" markets in the United States and in the United Kingdom, France, Israel, Canada, the Netherlands and Belgium and commencing in 1998, Japan. The Company currently markets flavors of its ice cream, frozen yogurt and sorbet in packaged pints, for sale primarily in supermarkets, other grocery stores, convenience stores and other retail food outlets and in bulk, primarily to restaurants and Ben & Jerry's franchised "scoop shops."

The Company began active operations in May 1978, when Ben Cohen, now the Company's Chairperson, and Jerry Greenfield, now the Company's Vice Chairperson, opened a retail store in a renovated gas station in Burlington, Vermont. The Company believes that it has maintained a reputation for producing gourmet-quality, natural ice cream and for sponsoring or creating light-hearted promotions that foster an image as an independent socially conscious Vermont company.

The Board of Directors of the Company has since 1988 formalized its basic business philosophy by adopting a three part "mission statement" for Ben & Jerry's. The statement includes a "product mission," to "make, distribute and sell the finest quality all-natural ice cream"; an "economic mission," to "operate the Company on a sound financial basis...increasing value for our shareholders and creating career opportunities and financial rewards for our employees"; and a "social mission," to "operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international. Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." Since 1988 the Company's Annual Report to Stockholders has contained a "social report" on the Company's performance during the year. The Company's social mission has always been about more than philanthropy, product donations and community relations. Ben & Jerry's has strived to integrate into its day to day business decisions a concern for the community and to seek ways to lead with progressive values.

The Company makes cash contributions equal to 7 1/2% of its pretax profits to philanthropy through The Ben & Jerry's Foundation (the "Foundation"), Community Action Teams, which are employee led groups from each of its five Vermont sites, and through corporate grants. Excluded from the 7 1/2% are contributions out of a portion of the proceeds of incidental operations, not directly relating to Ben & Jerry's core business of the manufacturing and selling of Ben & Jerry's frozen desserts, such as a portion of the admission fees for plant tours, and excluding corporate sponsorships that have as one of their purposes the furtherance of Ben & Jerry's marketing goals. For 1997, the 7 1/2% amounted to approximately $510,000. The amount of the Company's cash contribution is subject to review by the Board of Directors from time to time in light of the Company's cash needs, its operating results, existing conditions in the industry and other factors deemed relevant by the Board. See "The Ben & Jerry's Foundation."

In some instances where the Company pays royalties for the licensed use of a flavor name, the licensor donates all or a portion of these royalties to charitable organizations. For example, in 1997, the Company launched Phish Food
(TM) ice cream and paid the Vermont-based band Phish $159,000 in royalties. The band has established a Foundation to donate all of its royalties to environmental causes in the Lake Champlain Region of Vermont.

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

Ben & Jerry's has, through the years, taken actions intended to strengthen the Company's ability to remain an independent, Vermont-based company focused on carrying out its three part corporate mission. Ben & Jerry's believes these actions are in the best interests of the Company, its stockholders,employees, suppliers, customers and the Vermont community. See "Anti-Takeover Effects of Class B Common Stock, Class A Preferred Stock and Classified Board of Directors".

In 1991 the Company decided to pay not less than a certain minimum price for its dairy ingredients, other than yogurt cultures, to bring the price up to an amount based upon the average price for dairy products in certain prior periods. This commitment is part of an effort to foster the supply of Vermont dairy products and thereby also seek to maintain the long-term viability of the Company's source of supply of its principal dairy ingredients, against the marketplace background of a continuing trend of decreasing family dairy farms in Vermont. In early 1994 the Company's agreement with the St. Albans Cooperative Creamery was amended to include, as a condition for payment of the premium, an assurance from the St. Albans Cooperative Creamery that the milk and cream purchased by the Company will not come from cows that have been treated with Recombinant Bovine Growth Hormone ("rBGH"), a synthetic growth hormone approved by the FDA.

In December 1997, the St. Albans' Cooperative Creamery's board of directors approved a motion to allow for controlled use of rBGH by a limited amount of member farms beginning July 1, 1998. The Co-op has assured us that it will continue to provide Ben & Jerry's with an rBGH-free dairy supply. The Company will continue to offer a premium to Co-op member farms that do not use rBGH.

In 1997 the Company settled its litigation against the State of Illinois, which cleared the way for the Company and other dairy processors who so desire to label their product as being from cows not treated with rBGH, an artificial growth hormone.

In 1992, the Company became a signatory to the CERES Principals adopted by the Community for Environmentally Responsible Economies. The CERES Principles establish an environmental ethic with criteria by which investors and others can assess the environmental performance of companies. Ben & Jerry's is also a member of Businesses for Social Responsibility, Inc. ("BSR"), an organization in San Francisco, California which promotes a concept of business profitability that includes environmental responsibility and social equity. Ben & Jerry's is also a member of the Social Venture Network and Vermont Businesses for Social Responsibility.

The Super Premium Ice Cream, Frozen Yogurt and Sorbet Market

The packaged ice cream industry includes economy, regular, premium, premium plus and super premium products. Super premium ice cream is generally characterized by a greater richness and density than other kinds of ice cream.

This higher quality ice cream generally costs more than other kinds and is usually marketed by emphasizing quality, flavor selection, texture and brand image. Other types of ice cream are largely marketed on the basis of price.

Super premium ice cream, super premium frozen yogurt and, more recently, super premium sorbet have become an important part of the frozen dessert industry. In response to the demand for lower fat, lower cholesterol products, the Company introduced its own super premium low fat frozen yogurt in 1992, and non-fat frozen yogurt in 1995. In February 1996, the Company introduced lactose-free and cholesterol-free sorbet. In 1997, Ben & Jerry's introduced a new line of low fat ice cream.

The Company believes, based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), that total annual U.S. sales in supermarkets at retail prices (defined as grocery stores with annual revenues of at least $2 million) of super premium ice cream, frozen yogurt, and sorbet were approximately $428 million in 1997 compared with about $438 million in 1996. All of the information in this paragraph is taken from IRI data.

Ben & Jerry's Super Premium Ice Cream, Frozen Yogurt and Sorbet

Ben & Jerry's ice cream has a high level of butterfat and low level of air incorporation during the freezing process. The approximate fat content is 15% (excluding add-ins). The approximate overrun (a measurement of the volume of air) is 20%. These physical attributes give the ice cream the rich taste and dense, creamy texture that characterizes super premium ice creams. The fat content of the ice cream is derived primarily from the butterfat in the cream, and secondarily from egg yolks. The ice cream mix consists of cream, cane or beet sugar, non-fat milk solids, egg yolks, and natural stabilizers.

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

Ben & Jerry's fruit sorbets are a fat free frozen dessert with an overrun of approximately 20%. The chocolate sorbet is a low fat product with approximately 2% fat (from the cocoa and chocolate liquor). All sorbets are sweetened with pure cane or beet sugar and corn syrup. The water used to manufacture sorbet is Vermont Pure(TM) Spring Water.

In 1997, Ben & Jerry's introduced a line of low fat ice cream flavors. These low fat ice creams offer high quality, all natural ingredients with less than 3 grams of fat. The product line offers exciting flavor combinations, chunks of candy, and swirls of variegates with extraordinary flavor.

All Ben & Jerry's frozen desserts are made of the finest quality ingredients. Its ingredients contain no preservatives or artificial components (except the flavoring component in one of the candies that we purchase). To date, the Company has not experienced any difficulty in obtaining the dairy products used to make its frozen desserts. The various flavorings, add-ins, and variegates are readily available from multiple suppliers throughout the country.

All the Company's plants include mix batching facilities which allow Ben & Jerry's to manufacture its own dessert mixes. Ben & Jerry's designed and modified special machinery to mix large chunks of cookies, candies, fruits and nuts into our frozen desserts. The Company has also designed proprietary processes for swirling variegates (dessert sauces) into its finished products.

The Company also makes ice cream novelty products, including a variety of ice cream bars such as Cherry Garcia(R), Cookie Dough, Phish Stick(TM) , Dilbert's World(TM)-Totally Nuts(TM) and Peanut Butter & Jelly(TM).

In 1997, the Company entered into a license agreement with Paul Newman and Newman's Own to manufacture and market a line of Premium Plus ice cream products under the brand name "Newman's Own". These products will be manufactured at the Company's manufacturing facilities in Vermont.

Ben & Jerry's other license agreements include licenses from the estate of Jerry Garcia formerly of the Grateful Dead rock group with respect to the Company's Cherry Garcia(R) flavor; political cartoonist Garry Trudeau and Universal Press Syndicate with respect to the Company's Doonesberry(TM) flavor of the sorbet line of products; Wavy Gravy for the flavor Wavy Gravy; with Phish Merchandising, Inc. with respect to Phish Food(TM), a flavor launched in February of 1997; and from United Feature Syndicate, Inc. for use of the trademark Dilbert for the flavor Dilbert's World(TM)-Totally Nuts(TM) introduced in 1998.

Manufacturing

The Company manufactures Ben & Jerry's super premium ice cream and frozen yogurt pints at its Waterbury, Vermont plant. The Company generally operates its Waterbury plant 2 shifts a day, five or six days per week depending on demand requirements. In the fourth quarter of 1997, the Company temporarily stopped production at this site to begin an upgrade of the production lines. This project was completed in early 1998. In 1997, the Company manufactured approximately 3.9 million gallons at this facility.

The Company's Springfield, Vermont plant is used for the production of ice cream novelties, ice cream, frozen yogurt, low fat ice cream and sorbet packaged in bulk, pints, quarts and half gallons. In 1997 the plant produced approximately
1.1 million
dozen novelties, 2.2 million gallons of bulk ice cream, frozen yogurt and sorbet, packaged pints and quarts. In 1997, the Company generally operated the Springfield plant five to six days per week, with one or two production shifts depending on the season.

The Company manufactures Ben & Jerry's super premium ice cream, frozen yogurt and sorbet in packaged pints at its St. Albans, Vermont plant which in March 1995, started manufacturing ice cream on one line using a temporary nitrogen tunnel hardening system. A second line began operation in December 1995. The Company added a third manufacturing line to the plant and began using this line for production in 1996. This line was also used in 1997 to meet peak pint production requirements and is currently being outfitted to produce ice cream in single serve packaging starting in 1998. In 1997, the plant produced 7.6 million gallons of packaged pints. The Company generally operated St. Albans plant two shifts a day for five to six days per week depending on demand requirements.

Markets and Customers

The Company markets packaged pints, quarts and novelty products primarily through supermarkets, other grocery stores, convenience stores and other retail food outlets. The Company markets ice cream, frozen yogurt and sorbet in 2 1/2-gallon bulk containers primarily through franchised (and 2 Company-owned) Ben & Jerry's "scoop shops" and through restaurants.

Ben & Jerry's products are distributed primarily through Dreyer's Grand Ice Cream, Inc. ("Dreyer's") and through other independent regional ice cream distributors. With some exceptions, only one distributor is appointed for each territory for supermarkets. In most areas, sub-distributors are used to distribute to the smaller classes of trade. Company trucks and other distributors distribute products that are sold in Vermont and upstate New York.

Ben & Jerry's has a distribution agreement with Dreyer's under which Dreyer's acts as the master distributor (with exclusivity, in general, for sales to supermarkets and similar accounts) of Ben & Jerry's products in most of the Company's markets outside of New England, upstate New York and Pennsylvania. Dreyer's markets its own premium ice cream under both the Dreyer's and Edy's brand names, as well as, premium plus ice cream under the brand names of Starbucks (a product produced under a joint venture between Starbucks and Dreyer's Grand Ice Cream) and Portofino, and certain frozen dessert products of other companies. Dreyer's does not produce or market any other super premium ice cream or frozen yogurt (other than novelties), and in the event that Dreyer's were to distribute another super premium ice cream, or frozen yogurt in any part of its territory, Dreyer's would lose the contractual exclusivity granted to it as a Ben & Jerry's distributor under the agreement. The agreement also contains certain additional provisions specific to the greater metropolitan New York market, including special limitations on the ability of either party to terminate the agreement with respect to the New York market prior to December 31, 1998. Net sales to Dreyer's accounted for approximately 57% and 55% of the Company's net sales for 1997 and 1996, respectively.

In the event that Dreyer's were to terminate the agreement without cause, the agreement provides for a twelve month notice period (subject to reduction by the Company) and specified minimum purchase requirements by Dreyer's during the notice period. In addition, the agreement provides for termination by Ben & Jerry's without cause for a twelve month notice period (subject to reduction by the Company and Dreyer's under certain conditions) and specified minimum selling obligations to Dreyer's during the notice period. The agreement provides for termination by Ben & Jerry's or Dreyer's on short notice for cause. The agreement also contains certain provisions for termination by one party (at its election) upon a change in control (as defined) of the other, in which event the terminated party experiencing the change in control has a minimum purchase or sale obligation, as the case may be, for a specified additional period and also must make a $20 million termination payment (adjusted by the CPI index) to the other party. In addition, the agreement states that in the event that Dreyer's, directly or indirectly introduces, acquires, or distributes in the United States another super premium product (as defined), the Company may terminate the agreement and Dreyer's must make a $20 million termination payment to the Company. The common stock of Dreyer's is publicly traded. In April 1994, Nestle USA, Inc. (a U.S. subsidiary of a large international conglomerate) acquired a significant minority equity position in Dreyer's. Dreyer's reported net sales of $970 Million in 1997. (See also "Competition")

The relationship between the Company and Dreyer's commenced in 1987, and the distribution agreement has been amended several times since then. The Company and Dreyer's regularly engage in discussions regarding ways to improve their long-term relationship to their mutual benefit. Any changes which are made in the arrangement may have certain beneficial or adverse consequences, the effects of which cannot be foreseen by the Company.

While the Company believes that its relationships with Dreyer's and its other distributors generally have been satisfactory and that these relationships have been instrumental in the Company's growth, the Company has at times experienced difficulties in maintaining these relationships to its satisfaction. Available distribution alternatives are limited. Accordingly, there can be no assurance that such difficulties, which may be related to actions by the Company's competitors or by one or more of the distributors themselves (or their controlling persons), will not have a material adverse effect on the Company's business. Loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements could have a material adverse effect on the Company's business.

In early 1998 Dreyer's made overtures to Ben Cohen and Jerry Greenfield, the Company's co-founders, to obtain their support for an offer that Dreyer's would make to acquire the Company. These overtures were rejected by the co-founders who stated: "As stockholders, each of us has always been firmly committed to the view that Ben & Jerry's Homemade, Inc. should remain an independent company headquartered in Vermont, in a position to carry out its three-part corporate mission. Accordingly, neither of us will agree to support or vote for the transaction with Dreyer's."

Marketing

Ben & Jerry's marketing strategy is characterized by its focus on innovative, non-traditional methods of promotion. The Company emphasizes the high quality, natural ingredients in its products, and the "down to earth and real", humorous and non-traditional image of its products in its packaging, sales materials and promotional campaigns. In 1997, the Company utilized additional marketing tactics such as radio advertising in four large markets.

The founders of the Company, are "two real guys" still actively involved in the Company. The founders continue to make personal appearances on TV, radio and at select marketing events.

As the Company has become a significant force in the super premium frozen dessert category, its marketing emphasis has shifted from portraying itself as the small "underdog" firm to a Company-wide focus on community involvement, its status as a socially responsible business, and continuing to introduce innovative, high quality products. In the past, the Company has created innovative products and business approaches that tend to generate unpaid newspaper, magazine, radio and TV news coverage.

During 1997, the Company created and produced Ben & Jerry's "One World, One Heart" Festival in Vermont. The Company also sponsored the Ben & Jerry's Folk Festival in Newport, Rhode Island. These events, attended by over 50,000 people in outdoor public areas and accompanied by ice cream sampling and social activism, built customer loyalty and support for the Company's products in the future.

Ben & Jerry's continues to conduct guided tours of its facility in Waterbury, Vermont. In 1997, approximately 300,000 people visited the plant, making it (the Company believes) the single most popular tourist attraction in the State.

In 1997, the Company introduced a new flavor, Phish Food(TM), under a license arrangement with the Vermont-based band Phish. The Phish Food(TM) launch included a video news release and a benefit concert held in Burlington, Vermont. The launch successfully garnered public relations exposure and generated significant consumer interest in the flavor. The band Phish donates all of its royalties to a Foundation whose mission is to promote environmental causes in the Lake Champlain region.

The Company also introduced low fat ice cream in 1997 responding to consumers' interest in high quality, low fat products. The low fat ice cream flavors continue to incorporate chunks and swirls in the ice cream consistent with many of the flavors for which Ben & Jerry's is known.

Franchise Program

As of December 27, 1997, there were 135 North American franchise scoop shops compared to 137 scoop shops and satellites for the year ended December 28, 1996. At December 27, 1997, there were 3 Company owned scoop shops in Vermont. The franchise scoop shops are located throughout the United States. There are also 9 Ben & Jerry's franchise scoop shops in Israel, 2 in Canada, and 3 in the Netherlands. In 1998, the Company plans to open 3 Company owned scoop shops in Paris, France.

New scoop shops are opened under existing Development Agreements, and under new Single Store Agreements. Development Agreements require a franchisee to develop a particular number of units annually according to the terms of their Agreement. Partnershops(R) are arrangements that permit non-profit organizations to own scoop shops that serve as an employment resource and potentially a source of revenue for the non-profit groups. The Company waives the normal franchise fee of $30,000. In addition the Company provides expertise in the start-up and operation of the Partnershops(R).

The Company has assorted franchise concepts that include traditional shops in a variety of settings as well as five Partnershops(R) - shops operated by non-profit organizations. Franchise Agreements generally have initial terms of five to ten years. Ben & Jerry's Franchise scoop shops sell Ben & Jerry's proprietary and non-proprietary approved items for resale to the public and include Ben & Jerry's ice cream, frozen yogurt, sorbet, private label hot fudge, baked goods and toppings. The menu items also include coffee beverages, fruit smoothies, ice cream cakes, novelties and gift items.

International

The Company regularly investigates the possibilities of entering new markets. Ben & Jerry's ice cream products are now distributed nationally in the United Kingdom and Israel and are available in parts of Ireland, France, Canada, the Netherlands and Belgium.

In 1992, the Company repurchased the Canadian rights to Ben & Jerry's products that it had previously licensed in 1987. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's ice cream in Israel.

In 1997, the Company signed an Importation and Marketing Agreement with one of the largest food retailers in Japan for sale through Japanese retail stores of Ben & Jerry's products manufactured in Vermont in a special size. The Company plans a test market and product launch in 1998. In 1997, the Company signed a letter of intent with Royal Sporting House PTE, Ltd., a significant distributor and retailer headquartered in Singapore, for a license to distribute and sell in all channels of distribution, including licensed Ben & Jerry's scoop shops and products purchased from Ben & Jerry's for resale to retail outlets. The agreement covers Singapore, Malaysia, Indonesia and the United Arab Emirates. The parties intend that the arrangement will be finalized with respect to one or more of these countries in 1998.

Competition

The super premium ice cream, frozen yogurt and sorbet business is highly competitive, and with the distinction between the super premium category and the "adjoining" premium and premium plus categories less marked than in the past. The Company's principal competitor is The Haagen-Dazs Company, Inc. Other significant frozen dessert competitors are Dannon, Columbo, Healthy Choice and Starbucks. Haagen-Dazs, an industry leader in the super premium ice cream market, is owned by The Pillsbury Company, which in turn is owned by Diageo (previously known as Grand Metropolitan PLC), a British food and liquor conglomerate. Diageo is a large, diversified company with resources significantly greater than the Company's, and Haagen-Dazs has a significant share of the markets that the Company has entered in recent years. Haagen-Dazs has also entered substantially more foreign markets than the Company (including certain markets in Europe and the Pacific Rim). Haagen-Dazs and certain other competitors also market flavors using pieces of cookies and candies as ingredients.

In the ice cream novelty segment, the Company competes with several well-known brands, including Haagen-Dazs and Dove Bars, manufactured by a division of Mars, Inc. Both of these other brands have achieved far larger shares of the novelty market than the Company.

During 1997, the premium category again experienced increased promotional activity driven by the national competition between Dreyer's Grand Ice Cream, Inc., the Company's principal distributor, and Breyer's Ice Cream (owned by Unilever, a large international food company). In accordance with Dreyer's strategic five year plan to accelerate the sales of their branded premium products Dreyer's has increased its consumer marketing efforts and continued expansion of its distribution system into additional U.S. markets. In addition, Dreyer's has two premium plus products sold under the Starbuck's and Portofino brands. In April 1998, Ben & Jerry's will be entering the premium plus category for the first time with the introduction of "Newman's Own" line of ice cream products.

As a result of the various developments noted in this section on "Competition", Dreyer's and the Company are viewed as competitors.

There are a number of other super premium brands, including some regional ice cream companies and some new entries. Increased competition and the increased consumer demand for new lower fat, lower cholesterol products like low fat or non-fat frozen yogurt, low fat ice cream and sorbet, combined with limited shelf space within supermarkets, may have, in general, made market entry harder and has already forced some brands out of some markets. The ability to introduce innovative new flavors and low fat offerings on a periodic basis is also a significant competitive factor. The Company expects strong competition to continue, including price/promotional competition and competition for adequate distribution and limited shelf space within the frozen dessert category in supermarkets and other food retail outlets.

Seasonality

The ice cream, frozen yogurt and frozen dessert industry generally experiences the highest volume during the spring and summer months and the lowest volume in the winter months.

Regulation

The Company is subject to regulation by various governmental agencies, including the United States Food and Drug Administration and the Vermont Department of Agriculture. It must also obtain licenses from the states where Ben & Jerry's products are sold. The criteria for labeling low-fat/low-cholesterol and other health-oriented foods was revised in 1994, and in some respects made more stringent, by the FDA. The Company, like other companies in the food industry, made changes in its labeling in response to these regulations and is in compliance. The Company cannot predict the impact of possible further changes that it may be required to make in response to legislation, rules or inquiries made from time to time by governmental agencies. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the frozen desserts industry, to develop and market new products. Nevertheless, the Company does not believe these legislative and administrative rules and regulations will have a significant impact on its operations.

In connection with the operation of all its plants, the Company must comply with the Federal and Vermont environmental laws and regulations relating to air quality, waste management, and other related land use matters. The Company maintains wastewater discharge permits for all of its manufacturing locations. The Waterbury plant pre-treats production effluent prior to discharge to the municipal treatment facility. The Company believes that it is in compliance with all of the required operational permits relating to environmental regulations.

Trademarks

The name Ben & Jerry's(R), Vermont's Finest(TM), Partnershops(R), Chunky Monkey(R), Chubby Hubby(R), Dastardly Mash(R), New York Super Fudge Chunk(R), Peace Pops(R), Hunka Hunka Burning Fudge(TM), Cool Britannia(TM), Totally Nuts(TM), Coffee, Coffee BuzzBuzzBuzz!(TM) and World's Best(TM) are all trademarks of the Company. Cherry Garcia(R), Phish Food(TM), Wavy Gravy, Doonesberry(TM) and Holy Cannoli(R), which are also Ben & Jerry's proprietary flavor names, and are licensed to the Company.

Employees

At December 28, 1997, Ben & Jerry's employed 736 people including full time, part time and temporary employees. This represents a 4% increase from the 708 people employed by the Company at December 28, 1996.

The Ben & Jerry's Foundation

In 1985, Ben Cohen, Co-founder of the Company, contributed a portion of the equity of the Company which he then owned to The Ben & Jerry's Foundation, Inc., a charitable organization under Section 501(c)(3) of the Internal Revenue Code, in order to enable the Foundation to sell such equity in 1985 and invest the net proceeds (approximately $598,000) in income-producing securities to generate funds for future charitable grants. The Foundation, with its employee-led grant making committee, under supervision of the Foundation's directors, provides the principal means for carrying out the Company's charitable cash giving policy across the nation. The Foundation continues to target its grants to small grass roots social change organizations.

In October 1985, pursuant to stockholder authorization, the Company issued to the Foundation all of the 900 authorized shares of Class A Preferred Stock. The Class A Preferred Stock gives the Foundation a special class voting right to act with respect to certain mergers and other Business Combinations (as defined in the Company's charter). The issuance of Preferred Stock was designed to perpetuate the relationship between the Foundation and the Company and to assist the Company in its determination to remain an independent business headquartered in Vermont.

Anti-Takeover Effects of Class B Common Stock, Class A Preferred Stock and Classified Board of Directors.

The holders of Class A Common Stock are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors. The holders of Class B Common Stock are entitled to ten votes for each share held in the election of directors and on all other matters. The Class B Common Stock is generally nontransferable, and there is no trading market for the Class B Common Stock. The Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis and transferable thereafter. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Common Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock thereby sold.

The Company has been advised that Mr. Ben Cohen (Chairperson and a director of the Company), Mr. Jerry Greenfield (Vice Chairperson and a director of the Company) and Mr. Jeff Furman (a director and formerly a consultant to the Company) (collectively, the "Principal Stockholders") presently intend to retain substantial numbers of shares of Class B Common Stock. As a result of conversions by "public" stockholders of Class B Common Stock, in order to enable their sales of such securities, the Class B Common Stock is now held disproportionately by Company insiders, including the above-named three directors who are Principal Stockholders. See "Security Ownership of Certain Beneficial Owners and Management." As of March 6, 1998, these three principal individual stockholders held shares representing 45% of the aggregate voting power in elections of directors and various other matters and 17% of the aggregate common equity outstanding, permitting them, as a practical matter, generally to decide elections of directors and various other questions submitted to a vote of the Company's stockholders even though they might sell substantial portions of their Class A Common Stock.

The Board of Directors, without further stockholder approval, may authorize the issuance of additional authorized but unissued shares of Class B Common Stock in the future and sell shares of Class B Common Stock held in the Company's treasury;

In 1985, Ben Cohen, one of the Company's co-founders, contributed a portion of the equity in the Company which he then owned to The Ben & Jerry's Foundation, Inc. The current directors of the Foundation, Messrs. Greenfield and Furman and Ms. Bankowski are also directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter). The 1985 issuance of the Class A Preferred Stock to the Foundation effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to Business Combinations (as defined). This may have the effect of limiting such common stockholders' participation in certain transactions such as mergers, other Business Combinations (as defined) and tender offers, whether or not such transactions might be favored by such common stockholders.

At the 1997 Annual Meeting the shareholders approved amendments to the Company's Articles of Association to (a) classify the Board into three classes, as nearly as equal as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year; (b) provide that directors may be removed only for cause and with the approval of at least two-thirds of the votes cast on the matter by all of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (c) provide that any vacancy resulting from such a removal may be filled by two-thirds of the directors then in office; and (d) increase the stockholder vote required to alter, amend, repeal or adopt any provision inconsistent with these amendments approved by stockholders in 1997 to at least two-thirds of the votes cast on the matter by all of the outstanding shares of capital stock of the Company entitled to vote generally in the elections of directors, voting together.

The Company believes the amendments reduce the possibility that a third party could effect a change, including a tender offer or a sudden or surprise change in the composition of the Company's Board of Directors, without the support of the incumbent Board and accordingly that adoption of the amendments strengthened Ben & Jerry's ability to remain an independent, Vermont-based company focused on carrying out its three part corporate mission, which Ben & Jerry's believes is in the best interest of the Company, its stockholders, employees, suppliers, customers and the Vermont community.

The Class B Common Stock, the Class A Preferred Stock and the Classified Board of Directors may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities and the 1997 amendments to the Articles of Association will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the

Class B Common Stock, including primarily the Principal Stockholders, and the Foundation or for incumbent management and the Board of Directors to be removed. See also "Risk Factors" in Item 7 of this Report.

Item 2.  Properties

The Company owns three production facilities. Ben & Jerry's owns a 42.5 acre site in Waterbury, Vermont on which it operates a 46,000 square-foot plant producing ice cream and frozen yogurt in packaged pints. The Company owns a 12 acre site in Springfield, Vermont on which it operates a 48,000 square-foot production facility. The Springfield plant is used for the production of ice cream novelties, bulk ice cream and frozen yogurt and at times packaged pints and quarts.

The Company's property, plant and equipment at its production facilities in Waterbury and Springfield are subject to various liens securing a portion of the Company's long-term debt.

In 1991, the Company entered into a twenty-five year lease with an option to purchase 17.1 acres of land in Rockingham, Vermont on which the Company constructed and operates a 45,000 square-foot central distribution facility.

The Company owns a 42 acres site in St. Albans, Vermont on which it operates a 92,000 square foot manufacturing facility. In February 1996, the Company entered into a ten year lease agreement for approximately 69,000 square-feet of office and warehousing space in South Burlington, Vermont where the Company's executive offices and administrative departments are located.

The Company also leases space for its retail ice cream parlors in Burlington and Montpelier, Vermont. The Company owns three single-family houses, which are situated on land adjacent to its manufacturing facility it Waterbury, used for a day-care center, employee training and other purposes.

The Company believes that all of its facilities are well maintained and in good repair.




Item 3.  Legal Proceedings

On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G. Jakobe, Jr. v. Ben & Jerry's Inc., et al., United States District Court (D. Vermont) Case No. 1-95-CV-373, was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the
Company violated the federal securities laws by making, in 1994, untrue statements of material facts and omitting to state material facts primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont. Also named as defendants in the Complaint were certain present and former officers and directors of the Company. On October 31, 1996 the Court dismissed all but one of Plaintiff's claims.

On July 1, 1997, the Company entered into a Stipulation and Agreement of Settlement with the Plaintiff Class. On September 4, 1997, the Court entered an Order approving the Stipulation and Agreement of Settlement. Despite Management's continued belief that the remaining claim in Plaintiffs' suit was without merit, it was determined that the costs associated with defending this lawsuit through its conclusion at trial would be greater than the negotiated settlement amount (a portion of which was reimbursed by the Company's insurance carrier). Therefore, management concluded that settling this matter was in the best interest of the Company and its shareholders.

The Company is subject to certain litigation and claims in the ordinary course of business which management believes are not material to the Company's business.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol BJICA. The following table sets forth for the period December 31, 1995 through March 6, 1998 the high and low closing sales prices of the Company's Class A Common Stock for the periods indicated.

                                                  High           Low
                                                  ----           ---
1996
----

         First Quarter......................    $ 17 1/4       $ 13
         Second Quarter.....................      19 1/2         14
         Third Quarter......................      17 3/4         12 1/4
         Fourth Quarter.....................      14 3/4         10 7/8

1997
----

         First Quarter......................    $ 14 3/8       $ 10 7/8
         Second Quarter.....................      14 1/2         11
         Third Quarter......................      14 1/2         12
         Fourth Quarter.....................      17             12 1/4
1998
----

         First Quarter (through March 6,1998)   $ 18 7/16      $ 14

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

As of March 6, 1998 there were 10,612 holders of record of the Company's Class A Common Stock and 2,135 holders of record of the Company's Class B Common Stock.

Item 6.  Selected Financial Data

The following table contains selected financial information for the Company's fiscal years 1993 through 1997.

                                       (In thousands except per share data)
Summary of Operations:

                                                       Fiscal Year
                                                       -----------
                                      1997        1996        1995        1994       1993
                                      ----        ----        ----        ----       ----

Net sales                        $ 174,206   $ 167,155   $ 155,333   $ 148,802   $140,328
Cost of sales                      114,284     115,212     109,125     109,760    100,210
Gross profit                        59,922      51,943      46,208      39,042     40,118
Selling, general
   and administrative
   expenses                         53,520      45,531      36,362      36,253     28,270
Asset write-down                                                         6,779
Other income
 (expense)--net                       (118)        (77)       (441)        228        197
Income(loss) before
       Income taxes                  6,284       6,335       9,405      (3,762)    12,045
Income taxes
(benefit)                            2,388       2,409       3,457      (1,893)     4,844
Net income(loss)                     3,896       3,926       5,948      (1,869)     7,201
Net income(loss) per
Share - diluted(1)               $    0.53   $    0.54   $    0.82   $   (0.26)  $   1.01
Shares outstanding
 - diluted(1)                        7,334       7,230       7,222       7,148      7,138

Balance Sheet Data:
                                                       Fiscal Year
                                                       -----------
                                      1997        1996        1995        1994       1993
                                      ----        ----        ----        ----       ----

Working capital                  $  51,412   $  50,055   $  51,023   $  37,456   $ 29,292
Total assets                       146,471     136,665     131,074     120,296    106,361
Long-term debt                      25,676      31,087      31,977      32,419     18,002
Stockholders'equity(2)              86,919      82,685      78,531      72,502     74,262






(1) All earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows certain items as a percentage of net sales which are included in the Company's Statement of Operations.

                                                                     Annual Increase(Decrease)
                                    Percentage of Net Sales            1997     1996     1995
                                           Fiscal Year             Compared Compared Compared
                                  1997      1996      1995          to 1996  to 1995  to 1994
                                  ----      ----      ----          -------  -------  -------
Net sales............            100.0%    100.0%    100.0%            4.2%     7.6%     4.4%
Cost of sales........             65.6      68.9      70.2            (0.8)     5.6     (0.6)
                                  ----      ----      ----             ---      ---      ---
Gross profit.........             34.4      31.1      29.8            15.4     12.4     18.4
Selling, general
     and administrative
     expense...........           30.7      27.2      23.4            17.5     25.2      0.3
Other income
     (expenses)........           (0.1)      0.1      (0.4)           53.2    (82.5)  (293.4)
                                   ---       ---       ---            ----     ----    -----
Income(loss)before
     income taxes......            3.6       3.8       6.0            (0.8)   (32.6)   350.0
Income taxes(benefit)              1.4       1.5       2.2            (0.9)   (30.3)   282.6
                                   ---       ---       ---             ---     ----    -----
Net income(loss).....              2.2%      2.3%      3.8%           (0.8)%  (34.0)%  418.2%
                                   ===       ===       ===            =====   ======   =====


Net Sales

Net sales in 1997 increased 4.2% to $174 million from $167 million in 1996 primarily due to price increases of approximately 3% for pints that went into effect in August 1996 and April 1997. Pint volume increased 0.7% compared to 1996.Net sales of 2 1/2 gallon bulk containers had a modest increase in 1997.

Pint sales represented approximately 84% of total net sales in 1997 and 85% of total net sales in 1996, and 1995. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in 1997 and 7% of total net sales in 1996 and 1995. Net sales of novelties accounted for approximately 6% of total net sales in 1997, 1996, and 1995. Net sales from the Company's retail stores represented 2% of total net sales in 1997 and 1996, and 1995.

Net sales in 1996 increased 7.6% to $167 million from $155 million in 1995. Pint volume increased 2.6% compared to 1995. This volume increase was combined with a 3.6% price increase of pints that went into effect in August 1996. This volume increase in pints was primarily due to the Company's introduction of its new line of sorbets in February 1996. Net sales of both novelties and 21/2 gallon bulk containers had increases of 10.9% and 8.3% respectively in 1996.

Cost of Sales

Cost of sales in 1997 decreased approximately $900,000 or 0.8% over the same period in 1996 and overall gross profit as a percentage of net sales increased from 31.1% in 1996 to 34.4% in 1997. The higher gross profit as a percentage of net sales in 1997 is a result of higher selling prices instituted in August 1996 and April 1997, improved operating efficiencies and decreases in certain raw material commodity prices.

The Company experienced a modest decrease in dairy commodity prices during 1997 compared to 1996. Dairy costs started to increase in the summer and fall of 1996 and continued into the first half of 1997. In response to higher dairy commodity costs, the Company instituted a price increase of approximately 3% for its packaged pint products effective in April 1997. Though dairy commodity prices were lower in the third quarter of 1997 as compared to the comparable quarter in the prior year, they began to escalate in the latter half of the fourth quarter. If dairy commodity prices remain at higher levels, there is the possibility that these costs will not be passed on to consumers which will negatively impact future gross profit margins. See the Risk Factors below.

Cost of sales in 1996 increased approximately $6.1 million or 5.6% over the same period in 1995 and overall gross profit as a percentage of net sales increased from 29.8% in 1995 to 31.1% in 1996. The higher gross profit as a percentage of net sales in 1996 is due to the price increase effective in August 1996 combined with improved inventory management and production efficiencies, as compared with 1995. The impact of increased dairy raw material costs was offset by improved manufacturing expenses. In addition, the improved gross margin reflects the impact of the termination of the manufacturing agreement between the Company and Edy's Grand Ice Cream, a subsidiary of Dreyer's Grand Ice Cream. This production was transferred to the Company's manufacturing facility in St. Albans, Vermont in the third quarter of 1995. Approximately 16% of the packaged pints manufactured by the Company in 1995 were produced by Edy's.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 17.5% to $53.5 million in 1997 from $45.5 million in 1996 and increased as a percentage of net sales to 30.7% in 1997 from 27.2% in 1996. This increase primarily reflects increased marketing and sales expenses and includes national radio advertising and increased trade promotions to support the Company's brand both domestically and in Europe. This increase also reflects royalty expense of approximately $500,000 which was previously reflected in other income (expense) in the prior year.

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

Other Income (Expense)

Interest income increased from $1.7 million in 1996 to $1.9 million in 1997. The increase in interest income was due to a higher average invested balance throughout 1997. Interest expense in 1997 remained level with 1996. Other income (expense) decreased in 1997 from other income of $243,000 in the prior year to other expense of $64,000 in 1997. This is primarily due to the receipt of insurance settlement proceeds of approximately $884,000 in 1996, offset by reclassification of royalty expense to selling, general and administrative expenses in 1997. This reclassification resulted in a decrease in other expense of approximately $500,000

Interest income in 1996 remained level with 1995. Interest expense increased $0.5 million in 1996 compared to 1995. This increase was due primarily to the capitalization of a portion of interest in the prior year as part of the cost of the plant in St. Albans, Vermont before the plant became operational. This increase in interest expense was more than offset by net proceeds of $884,000 from an insurance claim settlement related to inventory damaged in 1995.

Income Taxes

The Company's effective income tax rate in 1997 remained level with 1996 at 38.0%. The Company's rate had increased from 36.8% in 1995, reflecting higher state income taxes and lower income tax credits partially offset by increased tax-exempt interest. Management expects 1998's effective income tax rate to decrease to approximately 36.0% due to higher income tax credits and lower state taxes.

Net Income

As a result of the foregoing, net income for the full year of 1997 remained level with 1996 at $3.9 million, compared to $5.9 million in 1995. However, 1997 quarterly results for the third and fourth quarters were above the comparable quarters in 1996. Net income as a percentage of net sales was 2.2% in 1997 compared to 2.3% in 1996 and 3.8% in 1995.

Seasonality

The Company typically experiences more demand for its products during the summer than during the winter.

Inflation

Inflation has not had a material effect on the Company's business to date, with the exception of dairy raw material commodity costs. See the Risk Factors below. Management believes that the effects of inflation and changing prices were successfully managed in 1997, with both margins and earnings being protected through a combination of pricing adjustments, cost control programs and productivity gains.

Liquidity and Capital Resources

As of December 27, 1997 the Company had $47.3 million of cash and cash equivalents, an increase of $11.2 million since December 28, 1996. Net cash provided by operations in 1997 was approximately $17.6 million. Approximately $5.2 million was used for net additions to property, plant and equipment, primarily for equipment upgrades at all manufacturing facilities and computer related expenditures.

Inventories decreased from $15.4 million at December 1996, to $11.1 million at December 27, 1997. The decrease in inventories resulted from planned inventory reductions in 1997. Accounts receivable increased $4.0 million since December 28, 1996 to $12.7 million from $8.7 million at December 28, 1996. This increase in accounts receivable is due to the timing of sales in December of 1996 compared to December 1997.

The Company anticipates capital expenditures in 1998 of approximately $9.0 million. These projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, research & development equipment, computer related expenditures and acquisition and leasehold improvement costs related to three scoop shop locations in Paris, France in 1998.

During 1997 the Company repurchased 77,500 shares of its Class A Common Stock for approximately $988,000 pursuant to the repurchase program announced May 8, 1997 primarily for use in connection with stock option awards under the 1995 Equity Incentive Plan.

The Company's short and long-term debt includes $30 million aggregate principal amount of Senior Notes issued in 1993 and 1994, which are held in cash equivalents pending their use in the business. The first principal payment of $5 million is due in September 1998.

The Company has two line of credit agreements, for an aggregate of $20 million, with The First National Bank of Boston and Key

Bank of Vermont. These unsecured agreements provide for borrowings from time to time, and unless further extended, expire September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either the banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of March 27, 1998 there have been no borrowings under these lines of credit. Management intends to renew these line of credit agreements.

Management believes that internally generated funds,cash and cash equivalents, and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

Year 2000

The Company has instituted a Company-wide program to prepare its computer systems for the year 2000. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure and its interface with suppliers and customers is expected to be completed in the latter part of fiscal year 1998. The Company expects the remediation program to be completed by the middle of 1999. Based on a preliminary assessment, the Company expects that these costs, which primarily include redeployment of existing internal resources, will not be material. The Company will expense the costs of modifying existing systems and capitalize the replacement of software that is not "Year 2000" compliant. There can be no guarantee, however, that the systems of other entities with which the Company's systems interface also will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems.

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

Risk Factors

Dependence on Independent Ice Cream Distributors. The Company is dependent on maintaining satisfactory relationships with independent ice cream distributors that now generally act as the Company's exclusive or master distributor in their assigned territories. While the Company believes its relationships with

Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships to its satisfaction. Available distribution alternatives are limited. Accordingly, there can be no assurance that difficulties in maintaining relationships with distributors, which may be related to actions by the Company's competitors or by one or more of the Company's distributors themselves (or their controlling persons), will not have a material adverse effect on the Company's business. The loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements could have a material adverse effect on the Company's business. In early 1998 Dreyer's made overtures to Ben Cohen and Jerry Greenfield, the Company's co-founders, to obtain their support for an offer that Dreyer's would make to acquire the Company. These overtures were rejected by the co-founders. See "Business - Markets and Customers."

Growth in sales and earnings. In 1997, net sales of the Company increased 4.2% to $174 million from $167 million in 1996. Pint volume increased 0.7% compared to 1996. The super premium ice cream, frozen yogurt and sorbet industry category sales decreased 2.3% in 1997 as compared to 1996. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to any sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by promotional expenditures, is likely to have an important impact on the Company's 1998 and future financial results. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium and premium plus categories less marked than in the past. And, as noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets. See "Business-Competition" and "Business-The Super Premium Frozen Dessert Market."

Increased Cost of Raw Materials: Management believes that the trend of increased dairy ingredient commodity costs may continue and it is possible that at some future date both gross margins and earnings may not be protected by pricing adjustments, cost control programs and productivity gains.

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

The Company's Social Mission. The Company's basic business philosophy is embodied in a three-part "mission statement," which includes a "social mission" to "operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international. Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." The Company believes that implementation of its social mission, which is integrated into the Company's business, has been beneficial to the Company's overall financial performance. However, it is possible that at some future date the amount of the Company's energies and resources devoted to its social mission could have some material adverse financial effect. See "Introduction" and "Business-Marketing."

International. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Canada, the United Kingdom, Ireland, France, the Netherlands and Belgium and will start selling in Japan in 1998. The Company also has licensing agreements in Israel, signed in 1987, and a licensing letter of intent relating to Singapore, Malaysia, Indonesia and the United Arab Emirates, signed in 1997. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the
Company will be successful in entering (directly or indirectly through licensing), on a long-term profitable basis, such international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock (authorized in 1987), entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield, and Jeffrey Furman (collectively, the "Principal Stockholders") hold shares representing 45% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they were to sell substantial portions of their Class A Common Stock.

 See "Security Ownership of Certain Beneficial Owners and Management."

In addition, the Company issued all of the authorized Class A Preferred Stock to the Foundation in 1985. All current directors of the Foundation are directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and significantly limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations. See "Business- The Ben & Jerry's Foundation."

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock are important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed. In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions (see "Anti-Takeover Effects of Class B Common Stock, Class A Common Stock, Class A Preferred Stock and Classified Board of Directors" in Item 1) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed.

Item 8.  Financial Statements and Supplementary Data

The response to this Item is in Item 14(a)of this Report.

Item 9.          Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

Directors and Executive Officers

The directors and executive officers of the Company are as follows:
Name                             Age                     Office
----                             ---                     ------
Ben Cohen............            46      Chairperson and Director
Perry Odak...........            52      Chief Executive Officer, President
                                         and Director
Jerry Greenfield.....            46      Vice Chairperson and Director
Elizabeth Bankowski..            50      Director and Director of Social
                                         Mission
Pierre Ferrari.......            47      Director
Jeffrey Furman.......            54      Director
Jennifer Henderson...            44      Director
Frederick A. Miller..            51      Director
Henry Morgan.........            72      Director
Andrew S. Patti......            57      Director
Lawrence Benders.....            41      Chief Marketing Officer
Bruce Bowman..........           45      Senior Director of Operations
Angelo Pezzani.......            56      Senior Director of Business Development
Frances Rathke.......            37      Chief Financial Officer
                                         and Secretary

The Board of Directors has an Audit Committee on which Directors Ferrari, Morgan and Patti (Chairperson) serve; a Compensation Committee on which Directors Henderson, Miller, and Morgan (Chairperson) serve; a Social Mission/Worklife Committee on which Directors Bankowski, Cohen, Ferrari, Furman, Greenfield, Henderson and Miller (Chairperson) serve; an Executive Committee on which Directors Cohen, Greenfield, Miller, Morgan, Odak and Patti (Chairperson) serve; and a Nominating Committee on which Directors Bankowski, Cohen (Chairperson), Ferrari, Greenfield and Odak serve.

Elizabeth Bankowski has served as Director of Social Mission Development since December 1991. Ms. Bankowski has been a director of the Company since 1990. Additionally, Ms. Bankowski is Secretary and director of The Ben & Jerry's Foundation, Inc.

Ben Cohen, a founder of the Company, has served as Chairperson of the Board of Directors since February 1989. From January 1, 1991 through January 29, 1995 he was the Chief Executive Officer of the Company. Mr. Cohen has been a director of the Company since 1977. Mr. Cohen is a director of Blue Fish Clothing, Inc., Community Products, Inc., Social Venture Network and GreenPeace International. In 1997, Community Products Inc. filed for protection under Chapter 11 of the United State Bankruptcy Code.

Pierre Ferrari has served as a director of the Company since June 1997. In 1997 Mr. Ferrari became President of Lang International, a marketing consulting firm. From 1994 to 1997 Mr. Ferrari was the Special Assistant to the President and CEO of Care, the World's largest private relief and development agency. Prior to 1994, Mr. Ferrari held various senior level marketing positions at The Coca-Cola Company.

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

Jennifer Henderson has served as a director of the Company since June 1996. Ms. Henderson is director of Training at the Center for Community Change in Washington DC and President of Strategic Interventions, Inc., a leadership and management consulting firm.

Frederick A. Miller has served as a director of the Company since 1992. Since 1985 Mr. Miller has served as President of The Kaleel Jamison Consulting Group, Inc., a strategic culture change and management consulting firm.

Henry Morgan has served as a director of the Company since 1987. Mr. Morgan is retired Dean Emeritus of Boston University School of Management. Mr. Morgan serves on the Board of Directors of Cambridge Bancorporation, Southern Development Bancorporation and Cleveland Development Bancorporation.

Perry D. Odak has served as Chief Executive Officer of the Company since December 31, 1996, as director of the Company since January 1997, and as Chief Executive Officer and President since June 1997. From 1990 to 1996, Mr. Odak was a principal in Odak, Pezzani & Company, a private management consulting firm. From 1994 to 1995, Mr. Odak was Chief Executive Officer of Graham Packaging.

Andrew S. Patti has served as a director of the Company since June 1997. Mr. Patti is the Senior Executive and Founder of Rianco, LLC, a venture capital firm. Mr. Patti was Executive Vice-President of Ameritech, a telecommunications Company from September 1996 to February 1997. From 1978 until 1995 Mr. Patti was an executive with The Dial Corporation, including holding the position of President.

Other Key Executives

Lawrence E. Benders joined the Company in October 1997 as Chief Marketing Officer. Prior to joining the Company, Mr. Benders was Vice President of International Marketing at Coors Brewing Company. From 1994 until 1996 Mr. Benders was a marketing executive with Nabisco Foods Group. From 1993 until 1994, Mr. Benders was a Division Manager for American Telephone and Telegraph. Prior to 1993, Mr. Benders was a marketing executive with Johnson & Johnson.

Bruce Bowman has served as Senior Director of Operations since August 1995. Prior to joining the Company, Mr. Bowman was Senior Vice President of Operations at Tom's Foods, Inc., a food manufacturing company from April 1991 until August 1995.

Richard Doran joined the Company in 1997 as Senior Director of Human Resources. From 1987 until joining the Company Mr. Doran was a management consultant and Vice President for the Kaleel Jamison Consulting Group, a strategic culture change and management consulting firm.

Charles Green joined the Company in October of 1996 as Senior Director of Sales and Distribution. From 1993 to 1996 Mr. Green was General Manager of Dari-Farms, the distributor of Ben & Jerry's products in the Massachusetts and Connecticut areas. From 1991 to 1993, Mr. Green was Vice President of Sales for HP Hood.

Angelo Pezzani joined the Company in January 1998 as Senior Director of Business Development. From 1995 to 1996, Mr. Pezzani was Executive Vice President of Sony Interactive Entertainment. From 1989 to 1995, Mr. Pezzani was a principal of Odak, Pezzani & Company, a private management consulting company.

Frances Rathke has served as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company since April 1990.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company in Fiscal Years 1995 - 1997 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer and the Company's other executive officers during the 1997 fiscal year whose total salary and bonuses exceeded $100,000. Perry Odak became the Chief Executive Officer on January 1, 1997.



                                                                          Long-Term Compensation
                                                                       -------------------------------------------
                           Annual Compensation                            Awards            Payouts
                      --------------------------------------------------------------------------------------------
                                                             Other                      Securities                All
Name and                                                     Annual       Restricted    Underlying   LTIP         Other
Principal                                                    Compen-      Stock         Options/     Payouts      Compen-
Position                  Year     Salary       Bonus(2)     sation       Awards        SARS                      sation(3)
-------------------------------------------------------------------------------------------------------------------------------
Ben Cohen(1)              1997     $183,333         --                                                            $  3,000
Chairperson               1996     $149,664         --                                                            $  3,017
and CEO                   1995     $132,500         --                                                            $  2,195


Jerry Greenfield          1997     $183,333         --                                                            $  3,000
Vice Chairperson          1996     $149,664         --                                                            $  3,017
                          1995     $132,500         --                                                            $  2,195

Perry D. Odak             1997     $300,000     $100,000                                360,000                   $ 25,000
CEO, President and        1996     $   --           --                                                                --
Director                  1995     $   --           --                                                                --

Bruce Bowman              1997     $200,000     $ 50,000                                 27,000                   $ 4,131
Senior Director of        1996     $169,231     $ 20,000                                 10,000                   $ 1,099
Operations                1995     $ 55,385     $ 40,000                                 25,000                   $ 2,195

Frances Rathke            1997     $162,603     $ 45,000                                 30,000                   $ 3,229
CFO  and                  1996     $145,385         --                                     --                     $ 2,928
Secretary                 1995     $125,000     $  1,281                                 30,000                   $ 2,260

Charles Green             1997     $162,596     $ 40,000                                 45,000                      --
Senior Director of        1996     $ 24,231         --                                    5,000                      --
Sales & Distribution      1995     $   --           --                                     --                        --





(1) Ben Cohen was CEO prior to January 31, 1995

(2)  "Bonus"  includes  1997  discretionary  distributions  under the  Company's
Management Incentive Program. Bruce Bowman was awarded a bonus in accordance with his employment contract of $40,000 in 1995 and $20,000 in 1996. Ms. Rathke received $1,281 in 1995 under the Company's informal and discretionary profit sharing plan, under which executive officers and senior executives are no longer eligible.

(3)  "All Other Compensation" includes Company contributions to 401(K) plans and relocation fees.


Option/SAR Grants in Fiscal 1997

                                                                                               Potential
                                                                                              Realizable
                                                                                               Value at
                                          Percentage                                        Assumed Annual
                                           of Total                                            Rates of
                                           Options/                                           Stock Price
                                             SARS           Exercise                         Appreciation
                              Options/    Granted to           or                           for Option Term
                              SARS         Employees       Base Price    Expiration
                              Granted       in 1997        (per share)      Date               5%          10%
                             -------       -------        -----------      ----               --          ---
Ben Cohen                           0           0               0                 0             0              0
Jerry Greenfield                    0           0               0                 0             0              0
Perry D. Odak                 200,000       28.8%          $10.88          12/31/06    $1,368,475     $3,467,984
                              160,000       23.1%          $10.88            1/1/07    $1,094,780     $2,774,387
Bruce Bowman                   27,000        3.9%          $13.89           6/28/07      $235,854       $597,701
Charles Green                  45,000        6.5%          $13.89           6/28/07      $393,091       $996,169
Frances Rathke                 30,000        4.3%          $13.89           6/28/07      $262,060       $664,112


Aggregated Option/SAR Exercises in 1997 and 1997 Year-End
Option/SAR Values


                                  Shares
                                 Acquired                                                     Value of Unexercised
                                    on                    Number of Unexercised               In-The-Money Options/
                                 Exercise    Value        Options/SARS at 12/27/97            SARS at 12/27/97
                                    (#)    Realized    Exercisable    Unexercisable    Exercisable  Unexercisable
                                    ---    --------    -----------    -------------    -----------  -------------
Ben Cohen                           0          0             0               0                   0           ---
Jerry Greenfield                    0          0             0               0                   0           ---
Perry Odak                          0          0        90,000         270,000            $472,500    $1,417,500
Bruce Bowman                        0          0        15,375          46,625             $15,060       $82,920
Charles Green                       0          0         1,000          49,000              $3,750      $115,800
Frances Rathke                      0          0        14,343          46,842             $46,550      $101,400



Effective January 1, 1998 Directors who are not employees or full-time consultants of the Company receive an annual retainer fee of $18,000, in addition to a $1,000 per board meeting attendance fee, and reimbursement of reasonable out-of-pocket expenses.

The Company adopted the 1995 Non-Employee Directors Plan for Stock in lieu of Directors Cash Retainer under which directors may elect to be paid, in lieu of the annual cash retainer, shares of common stock having a fair market value (as of the date of payment) equal to the amount of such annual retainer. Four non-employee directors, Henry Morgan, Frederick A. Miller, Andrew Patti and Pierre Ferrari each received 936 shares of stock for the period July 1, 1997 through June of 1998 under the Plan.

Item 12.         Security Ownership of Certain Beneficial Owners and management

The following table sets forth certain information as of March 6, 1998 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock, Class B Common Stock and Class A Preferred Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of any class(ii) each director and executive officer of the Company individually, (iii) all directors and officers of the Company as a group and (iv) The Ben & Jerry's Foundation, Inc. The mailing address of each of the persons shown and of the Foundation is c/o the Company, 30 Community Drive, South Burlington, Vermont 05403-6828.


                                Amount of                   Amount of
                                Beneficial                 Beneficial                   Amount of
                               Ownership of               Ownership of                 Beneficial
                                  Class A                    Class B                  Ownership of
                               Common Stock               Common Stock               Preferred Stock
                                        Percentage                  Percentage                   Percentage
                              Number        of            Number        of            Number         of
                                of     Outstanding         of      Outstanding         of       outstanding
                              Shares    Shares (1)        Shares   Shares(2)          Shares       Shares
                              ------    ----------        ------   ---------          ------       ------

Ben Cohen (3)                 508,173          8.0%      488,486       56.7%              --           --
Jeffrey Furman (4) (5)         17,000             *       30,300        3.5%              --           --
Jerry Greenfield (4)          130,000          2.0%       90,000       10.4%              --           --
Perry Odak (6)                152,000          2.4%           --          --              --           --
Elizabeth Bankowski (4)        16,732             *           --          --              --           --
Pierre Ferrari                  2,936             *           --          --              --           --
Jennifer Henderson                524             *           --          --              --           --
Frederick A. Miller             2,160             *           --          --              --           --
Henry Morgan                    4,160             *           --          --              --           --
Andrew Patti                      936             *           --          --              --           --
Lawrence E. Benders                 0            --           --          --              --           --
Bruce Bowman                   18,764             *           --          --              --           --
Charles Green                   1,000             *           --          --              --           --
Angelo Pezzani                 13,000             *           --          --              --           --
Frances Rathke                 25,750             *           --          --              --           --
The Capital Group             797,500         12.5%           --          --              --           --
Companies, Inc. (7)
     333 South Hope St.
     Los Angeles, CA 90071

All Officers and directors
as a group (15 persons)       893,135         14.0%      608,786       70.6%              --           --
The Ben & Jerry's
Foundation, Inc. (4)               --            --           --          --             900         100%
*      Less than 1%




(1) Based on the number of shares of Class A Common Stock outstanding as of March 6, 1998. Each share of Class A Common Stock entitles the holder to one vote per share.
(2) Based on the number of shares of Class B Common Stock outstanding as of March 6, 1998. Each share of Class B Common Stock entitles the holder to ten votes.
(3) Under the regulations and interpretations of the Securities and Exchange Commission, Mr. Cohen may be deemed to be a parent of the Company.
(4)By virtue of their positions as directors of The Foundation, which has the power to vote or dispose of the Class A Preferred Stock, each of Messrs. Greenfield, a co-founder, Director and Vice Chairperson of the Company, and Furman, a Director of and formerly a consultant to the Company, and Ms.
Bankowski, an officer and Director of the Company, may be deemed, under the regulations and interpretations of the Securities and Exchange Commission, to own beneficially the Class A Preferred Stock.
(5) Does not include 210 shares of Class A Common Stock and 105 shares of Class B Common Stock owned by Mr. Furman's wife, as to which he disclaims beneficial ownership under the securities laws. Includes 7,000 shares held by Mr. Furman as trustee for others, which are deemed beneficially owned by Mr. Furman under rules and regulations of the Securities and Exchange Commission.
(6) Does not include 15,080 shares of Class A Common Stock beneficially owned by Mr. Odak's wife under the rules and regulations of the Securities and Exchange Commission, as to which he disclaims beneficial ownership.
(7) The Capital Group Companies, Inc. is the parent company of Capital Research and Management Company, SMALLCAP World Fund, Inc. and Capital Guardian Trust Company. As a result of the investment power and in some cases the voting power held by the subsidiary companies, The Capital Group Companies, Inc., is deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities Exchange Act of 1934.

Item 13.  Certain Relationships and Related Transactions

Under the terms of a Severance and Non-Competition Agreement between the Company and Mr. Furman, dated December 31, 1990, the Company continues to provide, at no cost to Mr. Furman, family health insurance coverage under the Company's regular employee health insurance plan. This obligation will continue until March 2, 1999.

Mr. Cohen, a Co-founder of the Company, Chairperson and director of the Company, has entered into an Employment Agreement with the Company for an employment term expiring on December 31, 1998 (renewable automatically thereafter in successive one year periods unless either Mr. Cohen or the Company gives notice to the other of non-renewal). The Agreement provides for a base salary of $200,000 per annum, subject to increases and bonuses at the discretion of the Board. The Agreement provides for a covenant not to compete during the employment term of the Agreement and for a three year period thereafter, in consideration of payment by the Company (except as otherwise provided in the Agreement) of severance equal to the then-current base salary during the three-year period. The Agreement then provides for annual payments of $75,000 for life, commencing with the end of the three year severance period, and for specified insurance benefits and contains a provision for contemplated services to be provided to the Company after the end of the term of employment and severance period.

Mr. Greenfield, a Co-founder of the Company, Vice Chairperson, and director of the Company,, has entered into an Employment Agreement with the Company for a term expiring on December 31, 1998 (renewable automatically thereafter in successive one year periods unless either Mr. Greenfield or the Company gives notice to the other of non-renewal). The Agreement provides for a base salary of $200,000 per annum, subject to increases and bonuses at the discretion of the Board. The Agreement also provides for a covenant not to compete during the employment term of the Agreement and for a three year period thereafter, in consideration of payment by the Company (except as otherwise provided in the Agreement) of severance equal to the then-current base salary during the three-year period . The Agreement then provides for annual payments of $75,000 for life, commencing with the end of the three year severance period, for specified insurance benefits and contains a provisions for certain services contemplated to be provided to the Company after the end of the term of employment and severance period.

Mr. Bowman, Senior Director of Operations has an Employment Agreement dated August 21, 1995, expiring August 20, 1998. The Agreement provides for an annual base salary, which may be increased by the Board (the Board has currently fixed such base salary at $200,000), and he is entitled to an incentive bonus, not exceeding 35% of his base salary (payable in cash and shares of Class A Common Stock), as determined by the Chief Executive Officer, subject to approval of the Compensation Committee. The amount of the bonus award for 1997 was $50,000. The Agreement provided for stock options of 25,000 shares of Class A Common Stock which were granted in August, 1995. The Agreement also provides for medical, life insurance, 401(k)plan and other employee benefits, a covenant not to compete during the term of the Agreement and for a two-year period thereafter, and for one year's continuation of then-current base salary and annual incentive award at the rates in effect on the date of termination of his employment by the Company without cause.

Mr. Odak, Chief Executive Officer, has a three year Employment Agreement with the Company dated December 31, 1996. Under the terms of the Agreement, Mr. Odak is entitled to a base salary of $300,000 per annum, subject to increases from time to time by the Board of Directors, in its sole discretion. Mr. Odak received, non-incentive stock options to purchase an aggregate of 360,000 shares of Class A Common Stock of the Company exercisable at $10.88 per share, the fair market value on the dates of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. These options become exercisable at various dates specified in the Employment Agreement, subject to acceleration of vesting as to specified amounts in the event that certain financial goals are achieved and the Compensation Committee makes certain findings with respect to Mr. Odak's performance in the applicable prior year, all as specified in detail in the Employment Agreement.

The Employment Agreement may be terminated at any time by the Company for cause, as defined. If terminated for cause, the Company shall have no further obligation to Mr. Odak, other than for base salary through the date of termination, and any options that are vested shall continue to be exercisable for thirty days (unless terminated by the vote of the Compensation Committee). All other options terminate.

The Company may also terminate the Employment Agreement Other Than For Cause, in which event the Company has a continuing obligation to pay Mr. Odak his base amount at the rate in effect on the date of termination for the monthly periods specified in the Agreement, which are dependent upon the date of such termination. Additionally, the Company will continue to contribute, for the period during which the base amount is continued, the cost of Mr. Odak's participation (including his family) in the Company's group medical and hospitalization insurance plans and group life insurance plan. Upon such termination, unvested options shall become exercisable to the extent so provided by the Agreement.

Mr. Odak may terminate his employment with the Company for good reason, as defined (in the absence of cause). In the event of such termination, base amount, benefits and options (including acceleration, period of exercisablilty and termination of options) shall be paid or provided in the same manner and extent as for a termination by the Company Other Than For Cause.

Mr. Odak agrees not to compete with the Company during his period of employment and, after termination, for the greater of one year or the period during which severance payments are made.

Copies of the above described Agreements have been filed as exhibits to this Report on Form 10-K and the above descriptions are qualified by the definitive terms of the Agreements so filed as exhibits.

During the year ended December 27, 1997, the Company purchased Rain Forest Crunch cashew-brazilnut buttercrunch candy to be included in Ben & Jerry's Rain Forest Crunch flavor ice cream for an aggregate purchase price of approximately $800,000 from Community Products, Inc., a company of which Messrs. Cohen and Furman were the principal stockholders and directors. The candy was purchased from Community Products, Inc. at competitive prices and on standard terms and conditions. Community Products, Inc. filed for protection under Chapter 11 of the US Bankruptcy Code in early 1997, its business was sold and the matter (and related litigation) is pending in US Bankruptcy Court. Ben & Jerry's located an alternative supplier for cashew-brazilnut buttercrunch. The termination of Ben & Jerry's relationship with Community Products, Inc. had no material effect on the Company's business.

In 1997, the Company paid a $60,000 fee to The Kaleel Jamison Consulting Group, Inc. for its role in the Company's hiring of Mr. Richard Doran, Senior Director of Human Resources. Mr. Frederick A. Miller, a director of the Company, is President of Kaleel Jamison Consulting Group, Inc. Prior to joining the Company Mr. Doran was an employee of Kaleel Jamison Consulting Group, Inc.

In December 1997, the Company advanced $140,000 to Mr. Lawrence E. Benders, Chief Marketing Officer, under a non-interest bearing bridge loan for the purchase of his home in Vermont. In January 1998 this bridge loan was paid in full by Mr. Benders.

During 1997, the Company paid $20,000 to Mr. Andrew Patti for services as Chairman of the Executive Committee.


Item 14. Exhibits,  Financial Statements,  and Financial Statement Schedule, and
Reports on Form 8-K

(a)  List of financial statements and financial statement
     schedule:                                                                        Form 10-K
                                                                                      Page No.
     (1)  The following  consolidated  financial  statements are included in
          Item 8:

          Consolidated Balance Sheets as of December
          27,  1997  and  December  28,  1996                                          F-2

          Consolidated   Statements  of
          Operations  for the years ended  December 27,  1997,  December 28,
          1996, and December 30,1995                                                   F-3

          Consolidated Statements of Stockholders'
          Equity for the years ended December 27, 1997,
          December 28, 1996 and December 30, 1995                                      F-4

          Consolidated Statements of Cash Flows for
          the years ended December 27, 1997, December 28,
          1996 and December 30, 1995                                                   F-5

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

3.1.4           Amendment  to  Articles  of   Association   approved   June  28,
                1997(filed herewith).

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

10.1 Employment Agreement dated as of January 29, 1998 between Bennett R. Cohen and the Company (filed herewith).

10.4 Employment Agreement dated as of January 29, 1998 between Jerry Greenfield and the Company (filed herewith).

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

10.33 Employment Agreement dated December 31, 1996 between the Company and Perry D. Odak (filed as
                Exhibit 10.33 to the Company's Form 10-K for the year ended December 28, 1996 and incorporated herein by Reference).

10.34 Employment Agreement dated January 1, 1998 between the Company and Angelo M. Pezzani (filed herewith).

10.35 Employment Agreement dated October 20, 1997 between the Company and Lawrence Benders (filed herewith).

10.36           Importation  and  Marketing   Agreement   between  the  Company,
                Seven-Eleven Japan Co., Ltd.,Tower Enterprise Corporation and ATF Co., Ltd. dated December 19, 1997 (filed herewith)




11.0 The Computation of Per Share Earnings is incorporated by reference from Note 10 of the Company's consolidated financial statements(filed herewith).

21.1            Subsidiaries of the registrant as of December 27,1997
                (filed herewith).

23.0            Consent of Ernst & Young LLP (filed herewith).

27.0            Financial Data Schedule (filed herewith).

                 (b) No Current Reports on Form 8-K were filed during the fourth quarter of 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BEN & JERRY'S HOMEMADE, INC.

Dated: March 25, 1998                              By:  /s/ Frances Rathke
                                                        ------------------
                                                        Frances Rathke
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

March 25, 1998                             /s/ Elizabeth Bankowski
                                           Elizabeth Bankowski
                                           Director, Director of Social Mission
                                           Development

March 25, 1998                             /s/ Bennett R. Cohen
                                           Bennett R. Cohen
                                           Director and Chairperson

March 25, 1998                             /s/Pierre Ferrari
                                           Pierre Ferrari
                                           Director

March 25, 1998                             /s/ Jeffrey Furman
                                           Jeffrey Furman
                                           Director

March 25, 1998                             /s/ Jerry Greenfield
                                           Jerry Greenfield
                                           Director and Vice Chairperson

March 25, 1998                             /s/ Jennifer Henderson
                                           Jennifer Henderson
                                           Director

March 25, 1998                             /s/ Frederick A. Miller
                                           Frederick A. Miller
                                           Director

March 25, 1998                             /s/ Henry Morgan
                                           Henry Morgan
                                           Director

March 25, 1998                             /s/Perry D. Odak
                                           Director, Principal Executive Officer
                                           And President

March 25, 1998                             /s/Andrew S. Patti
                                           Andrew S. Patti
                                           Director

March 25, 1998                             /s/ Frances Rathke
                                           Frances Rathke
                                           Principal Financial Officer and
                                           Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2), (c) and(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 27, 1997

                           BEN & JERRY'S HOMEMADE INC.

                            SOUTH BURLINGTON, VERMONT

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                           AND FINANCIAL STATEMENT SCHEDULE






Report of Independent Auditors............................................................................F-1

Consolidated Balance Sheets as of December 27, 1997 and December 28, 1996.................................F-2

Consolidated Statements of Operations for the years ended December 27, 1997,
  December 28, 1996, and December 30, 1995................................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December 27, 1997,
  December 28, 1996, and December 30, 1995................................................................F-4

Consolidated Statements of Cash Flows for the years ended December 27, 1997,
  December 28, 1996, and December 30, 1995................................................................F-5

Notes to Consolidated Financial Statements................................................................F-6 to
                                                                                                          F-15

Financial Schedule:

SCHEDULE II - Valuation and Qualifying Accounts...........................................................F-16

                             Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Ben & Jerry's Homemade, Inc.

We have audited the accompanying consolidated balance sheets of Ben & Jerry's Homemade, Inc. as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ben & Jerry's Homemade, Inc. at December 27, 1997 and December 28, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Boston, Massachusetts
January 23, 1998

Ben & Jerry's Homemade, Inc.


Consolidated Balance Sheets
(In thousands except share data)



                                                                    December 27,      December 28,
                                                                     1997              1996
                                                                    -----------       -----------
Assets
Current assets:
 Cash and cash equivalents                                          $    47,318       $    36,104
 Marketable securities                                                      481               466
 Trade accounts receivable
     (less allowance of $1,066 in 1997
     and $695 in 1996 for doubtful accounts)                             12,710             8,684
 Inventories, net                                                        11,122            15,365
 Deferred income taxes                                                    6,071             4,099
 Prepaid expenses and other current assets                                2,378             3,395
                                                                    -----------       -----------
          Total current assets                                           80,080            68,113
                                                                    -----------       -----------
Property, plant and equipment, net                                       62,724            65,104
Investments                                                               1,061             1,000
Other assets                                                              2,606             2,448
                                                                    -----------       -----------
                                                                    $   146,471       $   136,665
                                                                    ===========       ===========

Liabilities & Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                              $    23,266       $    17,398
 Current portion of long-term debt and
     capital lease obligations                                            5,402               660
                                                                    -----------       -----------
          Total current liabilities                                      28,668            18,058

Long-term debt and capital lease obligations                             25,676            31,087

Deferred income taxes                                                     5,208             4,835
Commitments and contingencies
Stockholders' equity:
 $1.20 noncumulative  Class A preferred stock -
     $1.00 par value,  redeemable at the  Company's option
     at $12.00 per share;  900 shares  authorized,
     issued and outstanding, aggregate preference
     on voluntary or involuntary liquidation - $9,000                         1                 1
 Class A common stock - $.033 par value; authorized
     20,000,000 shares; issued: 6,494,835 shares at
     December 27, 1997 and 6,364,733 shares at
     December 28, 1996                                                      214               210
 Class B common stock - $.033 par value; authorized
     3,000,000 shares; issued: 866,235 shares at
     December 27, 1997, and 897,664 shares at
     December 28, 1996                                                       29                29
 Additional paid-in capital                                              49,681            48,753
 Retained earnings                                                       39,086            35,190
 Cumulative translation adjustment                                         (129)            ( 118)
 Treasury stock, at cost: 124,532 Class A and 1,092 Class B
     shares at December 27, 1997 and 67,032 Class A and 1,092
     Class B shares at December 28, 1996                                 (1,963)          ( 1,380)
                                                                     ----------        ----------
          Total stockholders' equity                                     86,919            82,685
                                                                    -----------       -----------
                                                                    $   146,471       $   136,665
                                                                    ===========       ===========
                                                   See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Operations
(In thousands except per share data)



                                                                                Years Ended
                                                             Dec. 27, 1997      Dec. 28, 1996      Dec.30, 1995
                                                             -------------      -------------      ------------

Net sales                                                    $   174,206        $   167,155        $   155,333

Cost of sales                                                    114,284            115,212            109,125
                                                             -------------      -------------      -------------

Gross profit                                                      59,922             51,943             46,208

Selling, general and administrative expenses                      53,520             45,531             36,362


Other income (expense):
     Interest income                                               1,938              1,676              1,681
     Interest expense                                             (1,992)            (1,996)            (1,525)
     Other                                                           (64)               243               (597)
                                                             --------------     --------------     -------------
                                                                    (118)               (77)              (441)
                                                             --------------     --------------     -------------

Income before income taxes                                         6,284              6,335              9,405

Income taxes                                                       2,388              2,409              3,457
                                                             -------------      --------------     -------------


Net income                                                   $     3,896        $     3,926        $     5,948
                                                             =============      =============      =============

Basic earnings per share                                     $      0.54        $      0.55        $      0.83

Diluted earnings per share                                   $      0.53        $      0.54        $      0.82




                                                      See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Stockholders' Equity
(In thousands except share data)





                                               Preferred
                                               Stock         Common Stock
                                               -----         ------------
                                                           Class A     Class B Additional            Cumulative
                                               Par         Par         Par     Paid-in    Retained   Translation
                                               Value       Value       Value   Capital    Earnings   Adjustment
                                               -----       -----       -----   -------    --------   ----------
Balance at December 31, 1994                   $     1     $   208     $ 31    $48,366    $25,316    $   0
Net income (loss)                                                                           5,948
Common stock issued under stock
 purchase plan (21,599 Class A shares)                                             174
Conversion of Class B shares to Class A
 shares (18,123 shares)                                          1       (1)
Common stock issued under restricted
 stock plan (2,000 Class A shares)                                                 (19)
Foreign currency translation adjustment                                                               (114)
                                                   ---         ---       --     ------     ------     ----
Balance at December 30, 1995                         1         209       30     48,521     31,264     (114)
Net income                                                                                  3,926
Common stock issued under stock
 purchase plan (15,674 Class A shares)                                             205
Conversion of Class B shares to Class A
 shares (16,661 shares)                                          1       (1)
Common stock issued under restricted
 stock plan (2,096 Class A shares)                                                  27
Foreign currency translation adjustment                                                                 (4)
                                                     -         ---       --     ------     ------     ----
Balance at December 28, 1996                         1         210       29     48,753     35,190     (118)
Net income                                                                                  3,896
Common stock issued under stock
 purchase plan (15,406 Class A shares)                           1                 148
Conversion of Class B shares to Class A
 shares (31,451 shares)                                          1
Common stock issued under stock and
 option plans (83,267 Class A shares)                            2                 907
Repurchase of common stock
 (77,500 Class A shares)
Issuance of treasury stock for compensation
 (20,000 Class A shares)                                                          (127)
Foreign currency translation adjustment                                                                (11)
                                               -------     -------     ----    -------    -------    -----
Balance at December 27, 1997                   $     1     $   214     $ 29    $49,681    $39,086    $(129)
                                               =======     =======     ====    =======    =======    =====







                                                 Treasury Stock
                                                 --------------        Total
                                               Class A     Class B     Stock-
                                                                       holders'
                                                  Cost        Cost     Equity
                                                  ----        ----     ------



Balance at December 31, 1994                   $(1,415)    $    (5)    $ 72,502
Net income (loss)                                                         5,948
Common stock issued under stock
 purchase plan (21,599 Class A shares)                                      174
Conversion of Class B shares to Class A
 shares (18,123 shares)
Common stock issued under restricted
 stock plan (2,000 Class A shares)                  40                       21
Foreign currency translation adjustment                                    (114)
                                                    --          --          ---
Balance at December 30, 1995                    (1,375)         (5)      78,531
Net income                                                                3,926
Common stock issued under stock
 purchase plan (15,674 Class A shares)                                      205
Conversion of Class B shares to Class A
 shares (16,661 shares)
Common stock issued under restricted
 stock plan (2,096 Class A shares)                                           27
Foreign currency translation adjustment                                      (4)
                                                ------          --       ------
Balance at December 28, 1996                    (1,375)         (5)      82,685
Net income                                                                3,896
Common stock issued under stock
 purchase plan (15,406 Class A shares)                                      149
Conversion of Class B shares to Class A
 shares (31,451 shares)                                                       1
Common stock issued under stock and
 option plans (83,267 Class A shares)                                       909
Repurchase of common stock
 (77,500 Class A shares)                          (988)                    (988)
Issuance of treasury stock for compensation
 (20,000 Class A shares)                           405                      278
Foreign currency translation adjustment                                     (11)
                                               -------     -------     --------
Balance at December 27, 1997                   $(1,958)    $    (5)    $ 86,919
                                               =======     =======     ========




                                                 See accompanying notes.

Ben & Jerry's Homemade, Inc.

Consolidated Statements of Cash Flows
         (In thousands)

                                                                                Years Ended
                                                             December 27,       December 28,       December 30,
                                                                     1997               1996               1995
                                                             ------------       ------------       ------------
Cash flows from operating activities:
     Net income                                              $     3,896        $      3,926       $    5,948
     Adjustments to reconcile net income
         to net cash provided
         by operating activities:
         Depreciation and amortization                             7,711               7,091             5,928
         Deferred income taxes                                    (1,599)                809             2,166
         Provision for doubtful accounts                             630                 408               400
         Loss on disposition of assets                               124                  10               171
         Stock compensation                                          405                                    21
         Changes in assets and liabilities:
              Accounts receivable                                 (5,318)              3,146           ( 1,009)
              Income taxes receivable/payable                      1,743                ( 89)            ( 733)
              Inventories                                          4,243             ( 2,749)              847
              Prepaid expenses                                       (64)                897             ( 563)
              Accounts payable and accrued expenses                5,868                 806             2,677
                                                             -----------        ------------       -----------
Net cash provided by operating activities                         17,639              14,255            15,853

Cash flows from investing activities:
     Additions to property, plant and equipment                   (5,236)           ( 12,333)          ( 7,532)
     Proceeds from sale of property, plant
         and equipment                                                48                 168                96
     (Increase) decrease in investments                              (76)              ( 466)            7,000
     Changes in other assets                                        (425)              ( 320)             (303)
                                                             -----------        ------------       ------------
Net cash used for investing activities                            (5,689)           ( 12,951)             (739)

Cash flows from financing activities:
     Repayments of long-term debt and
         capital leases                                             (669)               (678)             (547)
     Repurchase of common stock                                     (988)
     Net proceeds from issuance of common stock                      932                 232               174
                                                             -----------        ------------       -----------
Net cash used for financing activities                              (725)              ( 446)            ( 373)

Effect of exchange rate changes on cash                              (11)               (160)            ( 113)
                                                             -----------        ------------      ------------

Increase in cash and cash equivalents                             11,214                 698            14,628
Cash and cash equivalents at beginning of year                    36,104              35,406           20,778
                                                             -----------        ------------       ----------
Cash and cash equivalents at end of year                     $    47,318        $     36,104       $    35,406
                                                             ===========        ============       ===========

                                                          See accompanying notes.

Ben & Jerry's Homemade, Inc.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

1. SIGNIFICANT ACCOUNTING POLICIES

Business
Ben & Jerry's Homemade, Inc. (the Company) makes and sells super premium ice cream and other frozen dessert products through distributors and directly to retail outlets primarily located in the United States and selected foreign countries, including Company-owned and franchised ice cream parlors.

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

Investments
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents, investments and trade accounts receivable. The Company places its investments in highly rated financial institutions, obligations of the United States Government and investment grade short-term instruments. No more than 20% of the total investment portfolio is invested in any one issuer or guarantor other than United States Government instruments which limits the amount of credit exposure.

The Company sells its products primarily to well established frozen dessert distribution or retailing companies throughout the United States and Europe. The Company's most significant customer, Dreyer's Grand Ice Cream, Inc., accounted for 57%, 55%, and 47% of net sales in 1997, 1996 and 1995 respectively. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, the Company has not experienced significant losses related to investments or trade receivables.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation, including amortization of leasehold improvements, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of assets under capital leases is computed on the straight-line method over the lease term and is included in depreciation expense.

Other Assets
Other assets include intangible and other noncurrent assets. Intangible assets are reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. Intangible assets are amortized on a straight-line basis over their estimated economic lives.
                                       F-6

Ben & Jerry's Homemade, Inc.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Translation of Foreign Currencies
Assets and liabilities of the Company's foreign operations are translated into United States dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Transaction gains or losses are recognized as other income or expense in the period incurred. Translation and transaction gains or losses have been immaterial for all periods presented.

Foreign Currency Hedging
The Company hedges foreign currency risks by entering into forward contracts at the beginning of each month to hedge foreign currency denominated sales for that month. Realized and unrealized gains or losses on contracts that hedge anticipated cash flows are determined by comparison of contract values upon execution (realized) and at each balance sheet for open contracts (unrealized). Resulting gains and losses are recognized at the balance sheet date as other income or expense for the period. Transaction gain or losses have been immaterial for all periods presented.

Revenue Recognition
The Company recognizes revenue and the related costs when product is shipped. The Company recognizes franchise fees as income for individual stores when services required by the franchise agreement have been substantially performed and the store opens for business. Franchise fees relating to area franchise agreements are recognized in proportion to the number of stores for which the required services have been substantially performed. Franchise fees recognized as income and included in net sales were approximately $553,000, $301,000, and $166,000 in 1997, 1996 and 1995, respectively.

Advertising
Advertising costs are expensed as incurred. Advertising expense (excluding cooperative advertising with distribution companies) amounted to approximately $6.7 million, $3.4 million, and $1.1 million for the years ended December 27, 1997, December 28, 1996, and December 30, 1995, respectively.

Income Taxes
The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense for stock option grants to employees is recognized.

Earnings Per Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

Impact of Recently Issued Accounting Standards
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosure About Segments of an Enterprise and Related Information (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income and its components. FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supercedes FAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirements to report information about major customers. FAS 130 and FAS 131 are effective for the Company in fiscal 1998. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

2. CASH, MARKETABLE SECURITIES AND INVESTMENTS

The Company's cash and investments in debt securities are carried at fair value which approximates cost, or amortized cost, as summarized below:
                                                          1997           1996
                                                          ----           ----
  Municipal bonds                                      $  45,568     $  14,900
  U.S. corporate securities                                             12,980
                                                         -------        ------
       Total debt securities available-for-sale           45,568        27,880
  Cash, cash equivalents and other investments             3,292         9,690
                                                       ---------     ---------
       Total cash, cash equivalents and investments    $  48,860     $  37,570
                                                       =========     =========

All debt securities at December 27, 1997 and December 28, 1996 have maturities of less than twelve months. At December 27, 1997 investments totaling $1,542,000 were classified as held-to-maturity and classified as investments.

Investments in debt securities mature at par in thirty to forty-five day intervals, at which time the stated interest rates are reset at the then market rate. Gross purchases and maturities aggregated $43,088,000 and $25,400,000 in 1997, $61,100,000 and $63,922,000 in 1996, and $94,500,000 and $83,525,000 in
1995, respectively.

3. INVENTORIES
                                              1997                  1996
                                              ----                  ----

Ice cream and ingredients             $       10,294         $      14,221
Paper goods                                      536                   492
Food, beverages, and gift items                  292                   652
                                       --------------         -------------
                                      $       11,122         $      15,365
                                       ==============         =============

The Company purchased certain  ingredients from a company owned by the Company's
Chairperson   and  a  member  of  the  Board  of  Directors  which  amounted  to approximately $800,000 for 1997, $1,000,000 for 1996 and $1,500,000 for 1995.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                       Estimated
                                                                                     Useful Lives/
                                              1997                  1996              Lease Term
                                              ----                  ----              ----------

Land and improvements                 $        4,520         $       4,481           15-25 years
Buildings                                     37,650                37,533           25 years
Equipment and furniture                       44,609                47,978           3-20 years
Leasehold improvements                         3,221                 3,153           3-10 years
Construction in progress                       2,676                   758
                                       --------------         --------------
                                              92,676                93,903
Less accumulated depreciation                 29,952                28,799
                                       --------------         --------------
                                      $       62,724         $      65,104
                                       ==============         ==============

Depreciation expense for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 was $7,444,000, $6,650,000, and $5,578,000, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                       1997              1996
                                                                                       ----              ----
Trade accounts payable                                                              $   3,832        $   4,337
Accrued expenses                                                                       10,313            7,350
Accrued payroll and related costs                                                       2,076            2,152
Accrued promotional costs                                                               3,581            2,076
Accrued marketing costs                                                                 2,230              732
Accrued insurance expense                                                               1,234              751
                                                                                    ---------        ---------
                                                                                    $  23,266        $  17,398
                                                                                    =========        =========

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                       1997              1996
                                                                                       ----              ----
Senior Notes - Series A payable in annual installments beginning
     in 1998 through 2003 with interest payable semiannually at 5.9%                $  20,000        $  20,000
Senior Notes - Series B payable in annual installments beginning
     in 1998 through 2003 with interest payable semiannually at 5.73%                  10,000           10,000
Other long-term obligations                                                             1,078            1,747
                                                                                    ---------        ---------
                                                                                       31,078           31,747
Less current portion                                                                    5,402              660
                                                                                    ---------        ---------
                                                                                    $  25,676        $  31,087
                                                                                    =========        =========

Property, plant and equipment having a net book value of approximately $17,275,000 at December 27, 1997 are pledged as collateral under certain long-term debt arrangements.

Long-term debt and capital lease obligations at December 27, 1997 maturing in each of the next five years and thereafter are as follows:

                                                                                   Capital lease       Long-term
                                                                                    obligations          debt


                           1998                                                     $      15        $   5,398
                           1999                                                            15            5,281
                           2000                                                            15            5,064
                           2001                                                           248            5,040
                           2002                                                                          5,033
                           Thereafter                                                                    5,098
                                                                                    ---------        ---------
                           Total minimum payments                                         293           30,914
                           Less amounts representing interest                             129
                                                                                    ---------        ---------
                           Present value of minimum payments                        $     164        $  30,914
                                                                                    =========        =========

The Company capitalized no interest in 1997 or 1996. Interest of approximately $497,000 was capitalized in 1995 as part of the acquisition cost of property, plant and equipment. Interest paid, including interest capitalized, amounted to $1,975,000, $1,973,000, and $2,023,000 for 1997, 1996, and 1995, respectively.

The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' Base Rate or at the Eurodollar Rate plus a maximum of up to 1.25%. The agreements expire September 29, 1998 and December 29, 1998, respectively, and any outstanding borrowings are due at that time. No amounts were borrowed under these or any bank agreements during 1997, 1996, and 1995.

Certain of the debt agreements contain certain restrictive covenants requiring maintenance of minimum levels of working capital, net worth and debt to capitalization ratios. As of December 27, 1997 the Company was in compliance with the provisions of these agreements. Under the most restrictive of these covenants, distributions are limited to an amount of $5,000,000 plus 75% of earnings and 100% of net losses since June 30, 1993; approximately $15,964,000 of retained earnings at December 27, 1997 was available for payment of dividends.

The carrying amounts and fair values of the Company's financial instruments are as follows:
                               1997                              1996
                  ----------------------------      ----------------------------
                      Carrying         Fair             Carrying         Fair
                       Amount         Value              Amount          Value
Long-term debt         31,078         29,734             31,747          29,862

7. STOCKHOLDERS' EQUITY

The Class A Preferred Stock has one vote per share on all matters on which it is entitled to vote and is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. The Class A Preferred Stock is redeemable by the Company, by vote of the Continuing Directors (as defined in the Articles of Association). The Class A Common Stock has one vote per share on all matters on which it is entitled to vote. In June 1987, the Company's shareholders adopted an amendment to the Company's Articles of Association that authorized 3,000,000 shares of a new Class B Common Stock and redesignated the Company's existing Common Stock as Class A Common Stock. The Class B Common Stock has ten votes per share on all matters on which it is entitled to vote, except as may be otherwise provided by law, is generally non-transferable and is convertible into Class A Common Stock on a one-for-one basis. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Stock thereby sold.

8. STOCK BASED COMPENSATION PLANS The Company maintains two Stock Option Plans:

The 1985 Option Plan provides for the grant of incentive and non-incentive stock options to employees or consultants. The 1985 Option Plan provides that options granted are exercisable at the market value on the date of grant. The 1985 option plan expired in August 1995. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or eight years, and in some cases subject to acceleration of vesting. The exercise period cannot exceed ten years from the date of grant. At December 27, 1997, no shares of Class A Common Stock were available for grant under the 1985 Option Plan for additional grants.

                                                                          Weighted Average
                                                            Number of      Exercise Price           Option Price
A summary of the 1985 Option Plan activity is as follows  :  Options          Per Share               Per Share
                                                             -------          ---------               ---------
     Outstanding at December 31, 1994                         162,308        $   16.75            $  16.75   - $  16.75
         Granted                                              215,000            11.17               10.63   -    14.00
         Exercised                                                  -             0.00                0.00   -     0.00
         Forfeited                                            (19,871)           16.75               16.75   -    16.75
                                                            ---------        ---------           ----------------------
     Outstanding at December 30, 1995                         357,437        $   13.40           $   10.63   - $  16.75
         Granted                                                    -             0.00                0.00   -     0.00
         Exercised                                                  -             0.00                0.00   -     0.00
         Forfeited                                           (109,819)           11.34               10.81   -    16.75
                                                            ---------        ---------           ----------------------
     Outstanding at December 28, 1996                         247,618        $   14.31               10.63   -    16.75
         Granted                                                    -             0.00                0.00   -     0.00
         Exercised                                            (80,000)           10.81               10.81   -    10.81
         Forfeited                                            (10,807)           16.75               16.75   -    16.75
                                                            ---------        ---------           ----------------------
     Outstanding at December 27, 1997                         156,811        $   15.92           $   10.63   - $  16.75
                                                            =========        =========           =========     ========
     Options vested at December 27, 1997                       76,510        $   15.05           $   10.63   - $  16.75
                                                            =========        =========           =========     ========

The 1995 Equity Incentive Plan provides for the grant to employees, and other key persons or entities, including non-employee directors who are in the position, in the opinion of the Compensation Committee, to make a significant contribution to the success of the Company, of incentive and non-incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards, cash or stock performance awards, loans or supplemental grants, or combinations thereof. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or six years, and in some cases subject to acceleration of vesting upon specified terms. The exercise period cannot exceed ten years from the date of grant. At December 27, 1997, 146,000 shares of Class A Common Stock were available for grant under the 1995 Equity Incentive Plan for additional grants.


A summary of the 1995 Equity Incentive Plan activity is as follows:       Weighted Average
                                                            Number of      Exercise Price               Option Price
                                                             Options          Per Share                   Per Share
     Outstanding at December 31, 1994                               0        $    0.00           $    0.00   -     0.00
         Granted                                               25,000            19.00               19.00   -    19.00
         Exercised                                                  0             0.00                0.00   -     0.00
         Forfeited                                                  0             0.00                0.00   -     0.00
                                                             --------        ---------           ----------------------
     Outstanding at December 30, 1995                          25,000        $   19.00               19.00   -    19.00
         Granted                                               62,500            13.97               12.38   -    16.00
         Exercised                                                  0             0.00                0.00   -     0.00
         Forfeited                                                  0             0.00                0.00   -     0.00
                                                             --------        ---------           ----------------------
     Outstanding at December 28, 1996                          87,500        $   15.41               12.38   -    19.00
         Granted                                              694,000            12.04               10.88   -    13.89
         Exercised                                                  0             0.00                0.00   -     0.00
         Forfeited                                            (27,500)           16.00               16.00   -    16.00
                                                             --------        ---------           ----------------------
     Outstanding at December 27, 1997                         754,000        $   12.28           $   10.88   - $  19.00
                                                              =======        =========           =========     ========
     Options vested at December 27, 1997                      127,042        $   11.78           $   10.88   - $  19.00
                                                              =======        =========           =========     ========

The Company maintains an Employee Stock Purchase Plan which authorizes the issuance of up to 300,000 shares of common stock. All employees with six months of continuous service are eligible to participate in this plan. Participants in the plan are entitled to purchase Class A Common Stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of market value of the stock at the beginning or end of the offering period. At December 27, 1997, 127,744 shares had been issued under the plan and 172,256 shares were available for future issuance.

The Company has a Restricted Stock Plan (the 1992 Plan) which provides that non-employee directors, on becoming eligible, may be awarded shares of Class A Common Stock by the Compensation Committee of the Board of Directors. Shares issued under the plan become vested over periods of up to five years. The Company has also adopted the 1995 Plan, which provides that non-employee directors can elect to receive stock in lieu of a Director's annual cash retainer. In 1997, 2,612 shares were issued to non-employee directors. These shares vest immediately. At December 27, 1997, a total of 7,363 shares had been awarded under these plans, all of which were fully vested, and 27,637 shares were available for future awards. Unearned compensation on unvested shares is recorded as of the award date and is amortized over the vesting period.

As of December 27, 1997 a total of 345,893 shares are reserved for future grant or issue under all of the Company's stock plans.

The Company has stock option plans that provide for the grant of options to purchase shares of the Company's common stock to employees or consultants. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has followed FAS 123 for its stock options granted to non-employees as required.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
                                                1997         1996        1995
                                                ----         ----        ----
Risk-free interest rates                        5.53%        6.15%       6.01%
Dividend yield                                  0.00%        0.00%       0.00%
Expected volatility factor                      0.34         0.39        0.35
Weighted average expected lives (in years)       3.6          3.3         3.3

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro
forma   information   follows  (in  thousands  except  for  earnings  per  share information):
                                                1997         1996        1995
                                                ----         ----        ----
Pro forma net income                         $ 3,600      $ 3,796     $ 5,849
Pro forma earnings per share - diluted       $  0.49      $  0.53     $  0.81
Weighted average fair value of
   options at the date of grant              $  4.16      $  4.26     $  4.33

Exercise prices for options outstanding ranged from $10.63 - $19.00. The weighted-average remaining contractual life of those options is 8.75 years.

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

9. INCOME TAXES

The provision for income taxes consists of the following:

  Federal:                                    1997           1996         1995
                                              ----           ----         ----
      Current                             $  3,300       $  1,348       $  873
      Deferred                              (1,388)           681        1,695
                                          --------       --------      -------
                                             1,912          2,029        2,568
  State:
      Current                                  686            252          418
      Deferred                                (210)           128          471
                                          --------       --------      -------
                                               476            380          889
                                          --------       --------      -------
                                          $  2,388       $  2,409      $ 3,457
                                          ========       ========      =======

Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                              1997           1996         1995
                                              ----           ----         ----
      Tax at statutory rate                   34.0 %         34.0 %       34.0 %
      State tax, less federal tax effect       5.0            6.0          4.5
      Income tax credits                      (1.0 )        ( 1.0 )      ( 2.9 )
      Tax exempt interest                     (2.9 )        ( 2.4 )      ( 1.1 )
      Other, net                               2.9            1.4          2.3
                                           -------         ------        -----
      Provision for income taxes              38.0 %         38.0 %       36.8 %
                                           =======         ======         ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are attributable to the following:

                                                 1997                1996
                                                 ----                ----
Deferred tax assets:
    Accrued liabilities                      $  3,872            $  2,297
    Inventories                                 1,503                 944
    Accounts receivable                           475                 526
    Other                                         221                 429
                                                  ---                 ---
    Total deferred tax assets                   6,071               4,196
                                             --------            --------
Deferred tax liabilities:
    Depreciation                                5,193               4,923
    Other                                          15                   9
                                             --------            --------
       Total deferred tax liabilities           5,208               4,932
                                             --------            --------

       Net deferred tax asset (liabilities)  $    863            $  (736)
                                             =========           ========

Income taxes paid amounted to $2,244,000, $1,716,000 and $1,918,000 during 1997,
1996 and 1995, respectively.



10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    1997            1996           1995
                                                                                    ----            ----           ----
Numerator:
    Numerator for basic and diluted earnings

      per share - income available to common stockholders                         $3,896         $ 3,926        $ 5,948
                                                                                  ------         -------        -------

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                                                      7,247           7,189          7,171

    Effect of dilutive securities:
      Dilutive potential common shares - Employee stock options                       87              41             51
                                                                                  ------         -------        -------

    Denominator for diluted earnings per share-adjusted weighted-average
      shares and assumed conversions                                               7,334           7,230          7,222
                                                                                  ======         =======        =======

Basic earnings per share                                                           $0.54           $0.55          $0.83
                                                                                  ======         =======        =======

Diluted earnings per share                                                         $0.53           $0.54          $0.82
                                                                                  ======         =======        =======

Options to purchase 146,811 shares of common stock at prices ranging from $16.75 to $19.00 were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Under an agreement with an outside consultant, if the average of the closing market value of the stock is in excess of $22.00 per share over a ninety day period, the consultant would be entitled to purchase 125,000 shares of common stock at $14.00 per share. These 125,000 additional warrants, which expire on July 1, 2004, are not included in the computation of diluted earnings per share because the stock has not exceeded $22.00.

11. THE BEN & JERRY'S FOUNDATION, INC.

In October 1985, the Company issued 900 shares Class A Preferred Stock to The Ben & Jerry's Foundation, Inc. (the Foundation), a non-profit corporation qualified under section 501(c)(3) of the Internal Revenue Code. The primary purpose of the Foundation is to be the principal recipient of cash contributions from the Company which are then donated to various community organizations and other charitable institutions. Contributions to the Foundation and directly to other charitable organizations, at the rate of approximately 7.5% of income before income taxes, amounted to approximately $510,000, $514,000 and $768,000 for 1997, 1996 and 1995, respectively.

The Class A Preferred Stock is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. The three directors of the Foundation, including one of the founders of the Company, are members of the Board of Directors of the Company.


12. EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans for all eligible employees. The Company has also implemented a management incentive program which provides for discretionary bonuses for management. Contributions to the profit sharing plan are allocated among all current full-time and regular part-time employees (other than the co-founders, Chief Executive Officer and Officers that are Senior Directors of functions) and are allocated fifty percent based upon length of service and fifty percent split evenly among all employees. The profit sharing plan and the management incentive plan are informal and discretionary. Recipients who participate in the management incentive program are not eligible to participate in the profit sharing plan. The savings plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least twelve months of service to make annual tax-deferred voluntary contributions up to fifteen percent of their salary. The Company may match the contribution up to two percent of the employee's gross annual salary. Total contributions by the Company to the profit sharing, management incentive program and savings plans were approximately $1,150,000, $670,000 and $769,000 for 1997, 1996 and 1995, respectively.

13.  LEGAL MATTERS

On December 14, 1995, the Company was served with a class action complaint filed in federal court in Burlington, Vermont. The complaint, captioned Henry G.
Jakobe, Jr. v. Ben & Jerry's Inc., et al., was filed by a Ben & Jerry's shareholder on behalf of himself and purportedly on behalf of all other Ben & Jerry's shareholders who purchased the common stock of the Company during the period from March 25, 1994 through December 19, 1994. Plaintiff alleges that the Company violated the federal securities laws by making untrue statements of material facts and omitting to state material facts in 1994, primarily concerning the Company's construction and start-up of its new manufacturing facility in St. Albans, Vermont.

On July 1, 1997, the Company entered into a Stipulation and Agreement of Settlement with the Plaintiff Class. Despite Management's continued belief that the remaining claim in Plaintiffs' suit is without merit, it was determined that the costs associated with defending this lawsuit through its conclusion at trial would be greater than the negotiated settlement amount paid by the Company (of which a portion was reimbursed by the Company's insurance carrier). Therefore, it was concluded that settling this matter, was in the best interest of the Company and its shareholders. The net settlement was immaterial to the financial statements.

14. COMMITMENTS

The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

                                             1998               $   1,210
                                             1999                     900
                                             2000                     654
                                             2001                     550
                                             2002                     396
                                             Thereafter             1,124

Rent  expense  for  operating  leases  amounted  to  approximately   $1,234,000,
$1,051,000 and $1,059,000 in 1997, 1996 and 1995,
respectively.


15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                           First                Second                Third               Fourth
                                          Quarter               Quarter              Quarter              Quarter
1997
Net sales                                 $    36,148          $    50,701          $    49,956           $    37,401
Gross profit                              $    10,003          $    19,150          $    19,118           $    11,651
Net income (loss)                         $    (1,059)         $     1,741          $     2,528           $       686
Net income (loss) per
     common share - basic1                $      (.15)         $       .24          $       .35           $       .09
Net income (loss) per
     common share - diluted1              $      (.15)         $       .24          $       .34           $       .09

1996

Net sales                                 $    37,889          $    48,043          $    46,143           $    35,080
Gross profit                              $    11,965          $    16,540          $    14,354           $     9,084
Net income (loss)                         $     1,364          $     1,943          $     1,820           $   ( 1,201)
Net income (loss) per
     common share - basic1                $       .19          $       .27          $       .25           $      (.17)
Net income (loss) per
     common share - diluted1              $       .19          $       .27          $       .25           $      (.17)












1 Earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                          BEN & JERRY'S HOMEMADE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


     Years ended December 27, 1997, December 28, 1996, and December 30, 1995



                                             Balance at         Charged      Charged to                           Balance
                                              beginning        to costs           other                            at end
                                                of year    and expenses        accounts   Deductions (1)          of year
                                                -------    ------------        --------  --------------           -------

Year ended  December  27, 1997                     $695            $630            $---            $259            $1,066
Allowance for doubtful accounts
(deducted from accounts receivable)

Year ended  December  28, 1996                     $802            $408            $---            $515            $  695
Allowance for doubtful accounts
(deducted from accounts receivable)

Year ended  December  30, 1995                     $504            $400            $---            $102            $  802
Allowance for doubtful accounts
(deducted from accounts receivable)








      (1) Accounts deemed to be uncollectible.

                                                                                  F-16