Form 10-Q
period 1998-03-28
BEN & JERRYS HOMEMADE INC
filed 1998-05-12
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


         For the quarter ended:                      Commission File Number:
                 March 28, 1998                                  0-13544


         VERMONT                                     03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)


         30 Community Drive
         South Burlington, Vermont                   05403-6828
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

                           YES   X    NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,385,813 shares of Class A Common Stock and 859,813 shares of Class B Common Stock outstanding as of May 1, 1998.

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 29, 1997



                                          INDEX



 PART I: FINANCIAL INFORMATION                                      PAGE NO.

          Condensed Consolidated Balance Sheets
                   March 28, 1998 and December 27, 1997                 1-2

          Condensed Consolidated Statements of Operations
                   Thirteen weeks ended March 28, 1998
                   and March 29, 1997                                   3

          Condensed Consolidated Statements of Cash Flows
                   Thirteen weeks ended March 28, 1998
                   and March 29, 1997                                   4

          Notes to Condensed Consolidated Financial Statements          5-6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7-10


 PART II: OTHER INFORMATION

          Item 6-Exhibits and Reports on Form 8-K                       11


 SIGNATURES                                                             12

          Exhibit 1

                          BEN & JERRY=S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 28, 1998


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (All numbers in tables in thousands except per share data)
                       (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

2. INVENTORIES

                                                       March 28,    December 27,
                                                          1998           1997
                                                          ----           ----
 Ice cream, frozen yogurt, sorbet and ingredients         $14,885       $10,294
 Paper goods                                                  435           536
 Food, beverage and gift items                                203           292
                                                              ---           ---
             Total                                        $15,523       $11,122
                                                          =======       =======


3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                       March 28,    December 27,
                                                          1998           1997
                                                          ----           ----
 Trade accounts payable                                   $ 7,916       $ 3,832
 Accrued expenses                                          11,061        10,313
 Accrued payroll and related costs                          2,425         2,076
 Accrued promotional costs                                  5,405         3,581
 Accrued marketing costs                                    2,475         2,230
 Income taxes payable                                         451
 Accrued insurance expense                                  1,513         1,234
                                                            -----         -----
             Total                                        $31,246       $23,266
                                                          =======       =======

4. COMPREHENSIVE INCOME

As of December 28, 1997 the Company adopted Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $382,000 and ($1,059,000) respectively.


5. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information (FAS 131). FAS 131 establishes standards for public companies to report information about operating segments in financial statements, and supercedes FAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. FAS 131 is effective in fiscal 1998. The Company does not believe the adoption of this statement will have a material impact on the Company's financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following table shows certain items as a percentage of net sales which are included in the Company's Condensed Statement of Operations and the percentage increase (decrease) of such items as compared to the indicated prior period.


                                  Percentage of Net Sales     Period-to-Period
                                      Thirteen Weeks         Increase (Decrease)
                                           Ended               Thirteen Weeks
                                    March       March           1998 Compared
                                  28, 1998    29, 1997             To 1997
                                  --------    --------             ------
Net sales                           100.0%      100.0%              15.0%
Cost of sales                        66.4%       72.3%               5.5%
                                     -----       -----             ------
Gross profit                         33.6%       27.7%              39.6%
Selling, general and
  administrative expenses            32.3%       32.0%              16.1%
                                     -----       -----             ------

Operating income (loss)               1.3%       (4.3%)            134.7%
Other income (expense)                0.1%       (0.4%)            134.4%
                                      ----       -----             ------

Income (loss) before income taxes     1.4%       (4.7%)            134.7%
Income taxes                          0.5%       (1.8%)            132.9%
                                      ----       -----             ------
Net income (loss)                     0.9%       (2.9%)            135.8%
                                     =====      =======            ======




Thirteen Weeks Ended March 28, 1998 and March 29, 1997

Net Sales

Net sales of $41.6 million for the thirteen weeks ended March 28, 1998 were up 15.0% from the same period in 1997. Sales of the Company's domestic pint products increased 12% with the original ice cream line providing the majority of the increase. This 12% increase was comprised of a volume increase of 9% and a price increase of approximately 3% effective in April 1997. Also contributing to the increase in sales this quarter was the launch of the Company's new single-serving products in Japan and the introduction of a new line of premium plus ice cream, Newman's Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own.

Packaged sales (primarily pints) represented 87% of total net sales in the first quarter of 1998 and 88% of total net sales in the first quarter of 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 7% of total net sales in the first quarters of 1998 and 1997. Net sales of novelty products (including single servings) accounted for approximately 6% of total net sales in this period in 1998 and 5% of total net sales in 1997.

Cost of Sales and Gross Profit

Cost of sales in the first quarter of 1998 increased approximately $1,447,000 or 5.5% over the same period in 1997 and overall gross profit as a percentage of net sales increased from 27.7% in 1997 to 33.6% in 1998. The higher gross profit as a percentage of net sales primarily resulted from increases in selling prices effective in April 1997 and better plant utilization due to higher production volumes. In addition, in the first quarter of 1997, the Company provided for additional reserves for potential product obsolescence. In 1998, additional reserves for product obsolescence were not necessary. However, the decrease in inventory reserves, as compared to the prior year, was offset by increased dairy commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.1% from $11.6 million in the first quarter of 1997 to $13.4 million in 1998. Selling, general and administrative expenses as a percentage of net sales increased slightly from 32.0% in 1997 to 32.3% in 1998. This primarily reflects increased promotional and sales expenses in part related to new domestic product entries, the launch of a new line of premium plus ice cream under the name of Newman's Own(TM) All Natural Ice Cream, combined with increased international costs.

Other Income (Expense)

Interest income increased $148,000 during the first quarter of 1998 as compared to the same period in the prior year. The increase in interest income was due to a higher average invested balance throughout the period. Interest expense decreased $35,000 during the first quarter of 1998 as compared to the same period in the prior year.

Income Taxes

The Company recorded income tax expense during the first quarter of 1998 of $213,000 compared to an income tax benefit of $649,000 in the first quarter of 1997. Management expects 1998's effective income tax rate to decrease to approximately 36% compared to 38% in 1997 due to higher income tax credits and lower state taxes.

Net Income (loss)

As a result of the foregoing, net income for the first quarter of 1998 was $380,000 compared to a net loss for the first quarter of 1997 of $1,059,000. Net income as a percentage of net sales was 0.9% in the first quarter of 1998 compared to a net loss of 2.9% of net sales in the first quarter of 1997. Diluted net income per share was $.05 per common share for the first quarter of 1998 compared to a diluted net loss per common share of $.15 for the first quarter of 1997.

Liquidity and Capital Resources

As of March 28, 1998 the Company had $48.1 million of cash and cash equivalents, an increase of $758,000 since December 27, 1997. Net cash provided by operations in the first quarter of 1998 was approximately $4.5 million. Cash of $3.6 million was used for net additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities.

Since December 27, 1997 trade accounts receivable and the sum of accounts payable and accrued expenses have increased $1.5 million and $8.0 million respectively. These increases reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have increased since December 1997 from $11.1 million to $15.5 million. This increase reflects seasonally higher raw material inventories and increased finished goods inventories.

The Company anticipates capital expenditures in the remainder of 1998 of approximately $5.4 million. These additional projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, research and development equipment, computer related expenditures and acquisition and leasehold improvement costs related to Company owned scoop shop locations in Europe.

The Company's short and long-term debt includes $30 million aggregate principal amount of Senior Notes issued in 1993 and 1994, which are held in cash equivalents pending their use in the business. The first principal payment of $5 million is due in September 1998.

The Company has two lines of credit for an aggregate of $20,000,000 with the Bank of Boston and Key Bank of Vermont. These unsecured agreements provide for borrowings from time to time and unless further extended expire September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either banks' Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of May 1, 1998, there have been no borrowings under these line of credit agreements. Management intends to renew its lines of credit.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.


"Forward-Looking Statements"

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business and new products, sales, expenditures and cost savings, effective tax rate, operating and capital requirements and refinancings. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year 1997.

                               ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended March 28, 1998, for which this report is filed.

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




                                         BEN & JERRY'S HOMEMADE, INC.



                                         BY: /s/Frances Rathke
                                         Frances Rathke, Chief Financial Officer
                                         and Secretary

DATE:  May 12, 1998

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)





                                                                  March 28,       December 27,
                                                                     1998             1997
                                                                ---------------   --------------
                                                                 (Unaudited)         (Note)

Current assets:
     Cash and cash equivalents                                        $ 48,076         $ 47,318
     Investments                                                           477              481
     Trade accounts receivable:
       (less allowance of $1,009 in 1998
        and $1,066 in 1997 for doubtful accounts)                       14,179           12,710
     Inventories                                                        15,523           11,122
     Deferred income taxes                                               7,566            6,071
     Prepaid expenses and other current assets                           1,372            2,378
                                                                ---------------   --------------
       Total current assets                                             87,193           80,080

Property, plant and equipment, net                                      64,387           62,724
Investments                                                              1,077            1,061
Other assets                                                             2,621            2,606
                                                                ---------------   --------------
                                                                     $ 155,278        $ 146,471
                                                                ===============   ==============





       Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)





                                                                  March 28,       December 27,
                                                                     1998             1997
                                                                ---------------   --------------
                                                                 (Unaudited)         (Note)

Current liabilities:
     Accounts payable and accrued expenses                            $ 31,246         $ 23,266
     Current portion of long-term debt and
       obligations under capital leases                                  5,405            5,402
                                                                ---------------   --------------
     Total current liabilities                                          36,651           28,668

Long-term debt and obligations under capital leases                     25,541           25,676

Deferred income taxes                                                    5,703            5,208

Stockholders' equity:
     $1.20  noncumulative  Class A preferred  stock - par value
       $1.00 per share, redeemable  at $12.00  per  share;
       900  shares  authorized,  issued  and outstanding;
       aggregated preference on liquidation - $9                             1                1
     Class A common stock - $.033 par value; authorized
       20,000,000 shares; issued:  6,505,863 at March 28, 1998
       and 6,494,835 at December 27, 1997                                  215              214
     Class B common stock - $.033 par value; authorized
       3,000,000 shares; issued:  863,252 at March 28, 1998
       and 866,664 at December 27, 1997                                     28               29
     Additional paid-in-capital                                         49,762           49,681
     Retained earnings                                                  39,466           39,086
     Cumulative translation adjustment                                    (126)            (129)
     Treasury stock, at cost:  124,532 Class A and 1,092 Class B
       shares at March 28, 1998 and December 27, 1997                   (1,963)          (1,963)
                                                                ---------------   --------------
       Total stockholders' equity                                       87,383           86,919
                                                                ---------------   --------------
                                                                     $ 155,278        $ 146,471
                                                                ===============   ==============



       Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                     (In thousands except per share amounts)




                                                                 For the Thirteen weeks ended

                                                                March 28,           March 29,
                                                                  1998                1997
                                                            ------------------  ------------------

Net sales                                                            $ 41,556            $ 36,148

Cost of sales                                                          27,592              26,145
                                                            ------------------  ------------------

Gross profit                                                           13,964              10,003

Selling, general and
     administrative expenses                                           13,423              11,560
                                                            ------------------  ------------------

Operating income (loss)                                                   541              (1,557)

Interest income                                                           553                 405
Interest expense                                                         (515)               (550)
Other income (expense)                                                     14                  (6)
                                                            ------------------  ------------------
                                                                           52                (151)
                                                            ------------------  ------------------




Income (loss) before income taxes                                         593              (1,708)

Income taxes (benefit)                                                    213                (649)
                                                            ------------------  ------------------

Net income (loss)                                                       $ 380            $ (1,059)
                                                            ==================  ==================

Shares Outstanding:
     Basic                                                              7,243               7,198
     Diluted                                                            7,451               7,198

Basic and diluted income (loss) per common share                       $ 0.05             $ (0.15)



                       See notes to condensed consolidated financial statements.
                                                         - 3 -

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)




                                                               For the Thirteen weeks ended

                                                               March 28,           March 29,
                                                                  1998                1997
                                                            ------------------  ------------------

      Net income (loss)                                                 $ 380            $ (1,059)
      Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
           Depreciation and amortization                                1,927               1,939
           Allowance for bad debts                                          0                  53
           Deferred income taxes                                       (1,000)             (1,145)
           Loss on disposition of assets                                   80                  37
      Changes in operating assets and liabilities:
           Accounts receivable                                         (1,312)             (6,951)
           Inventories                                                 (4,401)                154
           Prepaid expenses                                              (328)               (119)
           Accounts payable and accrued expenses                        7,529               2,716
           Income taxes payable/receivable                              1,628                 458
                                                            ------------------  ------------------
      Net cash provided by (used for) operating activities              4,503              (3,917)


      Additions to property, plant and equipment                       (3,606)               (867)
      Changes in other assets                                             (79)                (71)
      Increase in investments                                             (12)                (18)
                                                            ------------------  ------------------
      Net cash used for investing activities                           (3,697)               (956)


      Repayments of long-term debt and capital leases                    (132)               (193)
      Proceeds from issuance of common stock                               81                  85
                                                            ------------------  ------------------
      Net cash used for financing activities                              (51)               (108)

      Effect of exchange rate changes on cash                               3                   1
                                                            ------------------  ------------------
      Increase (decrease) in cash and cash equivalents                    758              (4,980)

      Cash and cash equivalents at beginning of period                 47,318              36,104
                                                            ------------------  ------------------

      Cash and cash equivalents at end of period                     $ 48,076            $ 31,124
                                                            ==================  ==================




                See notes to condensed consolidated financial statements.
                                           - 4 -