Form 10-Q
period 1998-06-27
BEN & JERRYS HOMEMADE INC
filed 1998-08-11
CIK 768384

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                      Commission File Number:
                  June 27, 1998                               0-13544


                       BEN & JERRY'S HOMEMADE, INC.
                          (Exact name of registrant as specified in its charter)


         VERMONT                            03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)



         30 Community Drive
         South Burlington, Vermont                   05403-6828
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

                           YES   X    NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,280,426 shares of Class A Common Stock and 856,557 shares of Class B Common Stock outstanding as of August 5, 1998.

                                             INDEX



         PART I: FINANCIAL INFORMATION                        PAGE NO.

                  Condensed Consolidated Balance Sheets
                           June 27, 1998 and December 27, 1997          1-2

                  Condensed Consolidated Statements of Income
                           Thirteen and twenty-six weeks ended
                           June 27, 1998 and June 28, 1997                3

                  Condensed Consolidated Statements of Cash Flows
                           Twenty-six weeks ended June 27, 1998
                           and June 28, 1997                              4

                  Notes to Condensed Consolidated Financial Statements  5-6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  6-11


         PART II: OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of
                           Security Holders                              12

                  Item 5 - Other Information                             13

                  Item 6 - Exhibit and Reports on Form 8-K               14


         SIGNATURES                                                      15

                          BEN & JERRY'S HOMEMADE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating Results for the three and six month periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997. Certain prior period amounts have been reclassified for comparative purposes.

2. INVENTORIES

                                                      June 27,      December 27,
                                                         1998              1997
                                                         ----              ----
Ice cream, frozen yogurt, sorbet and ingredients       $15,797          $10,294
Paper goods                                                524              536
Food, beverage and gift items                              301              292
                                                           ---              ---
            Total                                      $16,622          $11,122
                                                       =======          =======

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                      June 27,      December 27,
                                                         1998              1997
                                                         ----              ----
Trade accounts payable                                 $ 6,414          $ 3,832
Accrued expenses                                        11,724           10,313
Accrued payroll and related costs                        2,616            2,076
Accrued promotional costs                                8,893            3,581
Accrued marketing costs                                  3,027            2,230
Accrued insurance expense                                1,542            1,234
Income taxes payable                                     2,096
                                                         -----            -----
                                                       $36,312          $23,266
                                                       =======          =======

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 27, 1998

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

Total comprehensive income for the thirteen weeks ended June 27, 1998 amounted to $2,128,000 compared to $1,739,000 for the same period in 1997. Total comprehensive income for the twenty-six weeks ended June 27, 1998 amounted to $2,511,000 compared to $681,000 for the same period in 1997.


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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes standards for public companies regarding the recognition and measurement of derivatives and hedging activities. The statement is effective for years beginning after June 15, 1999. The Company does not believe the adoption of this statement will have a material impact on the Company's financial statements based on the nature and extent of the Company's use of derivative instruments at the present time.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Condensed Consolidated Statements of Income and the percentage increase (decrease) of such items as compared to the prior period:



                                           Percentage of Net Sales
                                   Thirteen Weeks          Twenty-Six Weeks       Percentage Increase (Decrease)
                                         Ended                  Ended                   1998 Compared to 1997
                                         -----                  -----                   ---------------------
                                June 27,   June 28,     June 27,    June 28,     Thirteen Weeks    Twenty-Six Weeks
                                    1998       1997         1998        1997             Ended               Ended
                                 -------   --------      -------     -------             -----               -----
     Net sales                    100.0%     100.0%       100.0%      100.0%              15.9%               15.5%
     Cost of sales                 64.0%      62.2%        65.0%       66.4%              19.2%               13.0%
                                 ------      ------       ------      ------            -------             -------
     Gross profit                  36.0%      37.8%        35.0%       33.6%              10.5%               20.5%

     Selling, general and
       administrative expenses     30.4%      31.6%        31.1%       31.8%              11.2%               13.3%
                                  ------     ------       ------      ------              ------             ------
     Operating income               5.6%       6.2%         3.9%        1.8%               6.5%              146.9%

     Other income (expense)         0.0%     - 0.7%         0.0%      - 0.5%             100.6%              111.8%
                                   -----    -------        -----       -----           --------             -------
     Income before income taxes     5.6%       5.5%         3.9%        1.3%              18.5%              256.5%

     Income taxes                   2.0%       2.1%         1.4%        0.5%              12.3%              237.8%
                                  ------    -------       ------      ------             ------              ------
     Net income                     3.6%       3.4%         2.5%        0.8%              22.3%              268.0%
                                  ======    =======       ======      ======             ======            ========






Thirteen Weeks Ended June 27, 1998 and June 28, 1997

Net Sales

Net sales for the thirteen weeks ended June 27, 1998 increased 15.9% to $58.7 million compared to $50.7 million for the same period in 1997. Sales of the Company's domestic pint products increased 5.0% with the original ice cream line providing the majority of the increase. This 5.0% increase was comprised of a volume increase of 4.0% and a price increase of approximately 1.0% which was effective in April 1997. Also contributing to the increase in sales this quarter was the launch of the Company's new single-serving products in Japan and the introduction of a new line of premium plus ice cream, Newman's Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own.

Packaged sales (primarily pints) represented 78% of total net sales in the second quarter of 1998 and 84% of total net sales in the second quarter of 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 10% of total net sales in the second quarter of 1998 and 9% of total net sales in the second quarter of 1997. Net sales of novelty products (including single servings) accounted for approximately 12% of total net sales in this period in 1998 and 7% of total net sales in 1997.

Cost of Sales and Gross Profit

Cost of sales in the second quarter of 1998 increased approximately $6 million or 19.2% over the same period in 1997 and overall gross profit as a percentage of net sales was 36.0% in the second quarter of 1998 as compared to 37.8% in the comparable period last year. The lower gross profit as a percentage of net sales resulted from substantial increases in dairy commodity costs and manufacturing costs associated with new products, partially offset by favorable manufacturing variances resulting from better plant utilization due to higher volumes.

The Company experienced significant increases in dairy prices in the second quarter of 1998 compared to the same period last year. In response to higher dairy costs the Company instituted a 3.3% price increase for its packaged pints and a 4.3% price increase for its 2 1/2 gallon Bulk containers effective July 15, 1998. If dairy commodity prices continue to rise to much higher levels, there is the possibility that these costs will not be passed on to customers which will negatively impact future gross profit margins. See Risk Factors referred to in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.2% to $17.8 million in the second quarter of 1998 from $16 million for the same period in 1997. Selling, general and administrative expenses were 30.4% of net sales in the second quarter of 1998 as compared to 31.6% for the comparable period last year. The decrease as a percentage of net sales is due to calculating the percentage on a higher net sales base. The $1.8 million dollar increase is attributed primarily to increased sales and marketing expenses to support the launch of a new line of premium plus ice cream under the name of Newman's Own (TM) All Natural Ice Cream, and increased international costs.

Other Income (Expense)

Interest income increased $70,000 in the second quarter of 1998 as compared to the same period in the prior year. Interest expense decreased $46,000 in the second quarter of 1998 as compared to the same period in the prior year. Other expense decreased $201,000 as compared to the same period in the prior year primarily due to a decrease in losses associated with asset dispositions and foreign currency exchange.

Income Taxes

Income taxes increased approximately $131,000 primarily due to the increase in income. Management expects 1998's effective income tax rate to decrease to approximately 36% compared to 38% in 1997 due to higher income tax credits and lower state taxes.

Net Income

As a result of the foregoing, net income for the second quarter of 1998 increased 22.3% to $2.1 million from $1.7 million, for the second quarter of 1997. Net income was 3.6% of net sales in the second quarter of 1998 compared to 3.4% in 1997. Diluted net income per share increased 16.7% to $.28 per common share for the second quarter of 1998 compared to $.24 diluted net income per common share for the second quarter of 1997.


Twenty-Six Weeks Ended June 27, 1998 and June 28, 1997

Net Sales

Net sales for the twenty-six weeks ended June 27, 1998 increased 15.5% to $100.3 million compared to $86.8 million for the same period in 1997. Sales of the Company's domestic pint products increased 7.0% with the original ice cream line providing the majority of the increase. This 7.0% increase was comprised of a volume increase of 5.0% and a price increase of approximately 2.0% which was effective in April 1997. Also contributing to the increase in sales for the first half of 1998 was the launch of the Company's new single-serving products in Japan and the introduction of a new line of premium plus ice cream, Newman's'Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own.

Packaged sales (primarily pints) represented 82% of total net sales in the first half of 1998 and 85% of total net sales in the first half of 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in the first half of 1998 and 1997. Net sales of novelty products (including single servings) accounted for approximately 9% of total net sales in this period in 1998 and 6% of total net sales in 1997.

Cost of Sales and Gross Profit

Cost of sales in the first half of 1998 increased approximately $7.5 million or 13.0% over the same period in 1997 and overall gross profit as a percentage of net sales was 35.0% in 1998 as compared to 33.6% for the comparable period in 1997. The higher gross profit as a percentage of net sales primarily resulted from increases in selling prices effective in April 1997, and better plant utilization due to higher production volumes partially offset by higher dairy commodity costs and manufacturing costs associated with new products. In addition, in the first half of 1997, the Company provided for additional reserves for potential product obsolescence. In 1998, additional reserves for product obsolescence were not necessary.

The Company experienced significant increases in dairy prices in the first six months of 1998 compared to the same period last year. In response to higher dairy costs the Company instituted a 3.3% price increase for its packaged pints and a 4.3% price increase for its 2 1/2 gallon Bulk containers effective July 15, 1998. If dairy commodity prices continue to rise to much higher levels, there is the possibility that these costs will not be passed on to customers which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.3% to $31.3 million for the first six months of 1998 from $27.6 million for the same period in 1997. Selling, general and administrative expenses were 31.2% of net sales for the first six months of 1998 as compared to 31.8% for the same period last year. The $3.7 million increase is attributed to increased sales and marketing expenses to support the launch of a new line of premium plus ice cream under the name of Newman's Own (TM) All Natural Ice Cream and increased international costs.


Other Income (Expense)
Interest income increased $218,000 for the first six months of 1998 as compared to the same period in the prior year. The increase in interest income was due to a higher average invested balance throughout the period. Interest expense decreased $81,000 for the first six months of 1998 as compared to the same period in the prior year. Other expense decreased for the first six months of 1998 from $224,000 in the prior year to $2,000 in 1998. This is primarily due to a decrease in losses associated with asset dispositions and foreign currency exchange.

Income Taxes

Income taxes increased approximately $994,000 primarily due to the increase in income. Management expects 1998's effective income tax rate to decrease to approximately 36% compared to 38% in 1997 due to higher income tax credits and lower state taxes.

Net Income

As a result of the foregoing, net income for the first half of 1998 increased 268.0% to $2.5 million from $682,000 for the same period in 1997. Net income was 2.5% of net sales in the first half of 1998 compared to 0.8% for the same period in 1997. Diluted net income per share increased to $.33 per common share for the first half of 1998 as compared to $.09 per share for the same period in 1997.

Liquidity and Capital Resources

As of June 27, 1998 the Company had $51.7 million of cash and cash equivalents, an increase of $4.4 million since December 27, 1997. Net cash provided by operations in the first half of 1998 was $9.5 million. Approximately $5.1 million was used for additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, and leasehold improvement costs related to Company owned scoop shop locations in Europe.

Since December 27, 1997, trade receivables, and the sum of accounts payable and accrued expenses have increased $2.2 million and $13 million, respectively. These increases reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have increased $5.5 million since December 27, 1997. This increase reflects seasonally higher raw material inventories and increased finished good inventories.

The Company anticipates other capital expenditures in the remainder of 1998 of approximately $4.0 million. These additional projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities and leasehold improvement costs related to Company owned scoop shop locations in Europe.

During the six months ended June 27, 1998 the Company repurchased 20,000 shares for approximately $364,000, of the Company's Class A common stock pursuant to the repurchase program as announced May 8, 1997 for use in connection with stock option awards under the 1995 Equity Incentive Plan. As of August 5, 1998 the Company has repurchased an additional 102,500 shares for $2.0 million. These transactions, together with earlier repurchases of 77,500 shares, complete the repurchase of the 200,000 shares authorized under this program.

The Company's short and long term debt includes $30 million aggregate principal amount of Senior Notes issued in 1993 and 1994, which are held in cash equivalents pending their use in the business. The first principal payment of $5 million is due in September 1998.

The Company has two lines of credit providing an aggregate of $20,000,000 with The First National Bank of Boston and Key Bank of Vermont. These unsecured agreements provide for borrowings from time to time and unless further extended expire September 29, 1998 and December 29, 1998, respectively. The agreements specify interest at either bank's Base Rate or the Eurodollar rate plus a maximum of 1.25%. As of August 11, 1998, there have been no borrowings under these line of credit agreements. Management intends to renew its lines of credit.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company's 1998 Annual Meeting of Stockholders was held on Saturday, June 27, 1998. The stockholders voted to (1) fix the number of directors at ten and to elect one class of three directors to serve for one year expiring at the 1999 Annual Meeting of Shareholders, one class of three directors to serve for a two year term expiring in 2000, and one class of four directors to serve for a three year term expiring in 2001; and in each case, until their successors are elected and qualified. (2) and ratify the selection of Ernst & Young LLP as independent auditors for the 1998 fiscal year.


(1)      The tabulation of votes for the nominees for directors were as follows:

Class A Directors, term expires at the Annual Meeting of shareholders 1999:

                                                 For                  Withheld
                                                 ---                  --------

         Elizabeth Bankowski                     12,633,422            397,868
         Jeffrey Furman                          12,078,802            952,488
         Henry Morgan                            12,633,822            397,468

Class B Directors, term expires at the Annual Meeting of Shareholders 2000:

         Pierre Ferrari                          12,635,326            395,964
         Jerry Greenfield                        12,634,323            396,967
         Frederick A. Miller                     12,634,539            396,751

Class C Directors,  term expires at the Annual Meeting of Shareholders 2001:

         Ben Cohen                               12,635,310            395,980
         Jennifer Henderson                      12,634,026            397,264
         Perry D. Odak                           12,635,439            395,851
         Andrew S. Patti                         12,635,439            395,851

(2) The vote on the appointment of Ernst & Young LLP as the Company's independent auditors for 1998 was 12,988,092 for; 21,023 against; with 22,174 abstaining.

                              ITEM 5 - OTHER ITEMS

         Under the Company's By-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting - other than one that will be included by the Board of Directors in the Company's proxy materials - must notify the Company no earlier than 120 days before the 1999 Annual Meeting and no later than 75 days prior to the 1999 Annual Meeting. Under recent changes to Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by 75 days prior to the 1999 Annual Meeting, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, in the event it is properly brought before the meeting notwithstanding the Company's By-laws.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit (11) Statement Re: Computation of Net Income Per Common Share Exhibit (27) Financial Data Schedule

      (b) A report on Form 8-K was filed April 1, 1998, to reflect amendments to the By-laws as adopted March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.




                                        BEN & JERRY'S HOMEMADE, INC.



DATE:  August 11, 1998                  BY: /s/Frances Rathke
                                               --------------
                                        Frances Rathke, Chief Financial Officer
                                        and Secretary

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                                           June 27,       December 27,
                                                                             1998             1997
                                                                         --------------   --------------
                                                                          (Unaudited)        (Note)

Current assets:
     Cash and cash equivalents                                                $ 51,674         $ 47,318
     Investments                                                                   485              481
     Trade accounts receivable:
       (less allowance of $1,009 in 1998
        and $1,066 in 1997 for doubtful accounts)                               14,961           12,710
     Inventories                                                                16,622           11,122
     Deferred income taxes                                                       8,394            6,071
     Prepaid expenses and other current assets                                   2,326            2,378
                                                                         --------------   --------------
       Total current assets                                                     94,462           80,080

Property, plant and equipment, net                                              63,910           62,724
Investments                                                                        200            1,061
Other assets                                                                     3,078            2,606
                                                                         --------------   --------------
                                                                             $ 161,650        $ 146,471
                                                                         ==============   ==============



       Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)


                                                                           June 27,       December 27,
                                                                             1998             1997
                                                                         --------------   --------------
                                                                           (Unaudited)        (Note)
Current liabilities:
     Accounts payable and accrued expenses                                    $ 36,312         $ 23,266
     Current portion of long-term debt and
       obligations under capital leases                                          5,392            5,402
                                                                         --------------   --------------
     Total current liabilities                                                  41,704           28,668

Long-term debt and obligations under capital leases                             25,488           25,676

Deferred income taxes                                                            5,106            5,208

Stockholders' equity:
     $1.20  noncumulative  Class A preferred  stock - par value $1.00 per share, redeemable  at $12.00  per  share;  900  shares  authorized,  issued  and outstanding;
       aggregated preference on liquidation - $9                                     1                1
     Class A common stock - $.033 par value; authorized
       20,000,000 shares; issued: 6,522,821 at June 27, 1998
       and 6,494,835 at December 27, 1997                                          215              214
     Class B common stock - $.033 par value; authorized
       3,000,000 shares; issued:  858,723 at June 27, 1998
       and 866,664 at December 27, 1997                                             28               29
     Additional paid-in-capital                                                 49,967           49,681
     Retained earnings                                                          41,596           39,086
     Cumulative translation adjustment                                            (128)            (129)
     Treasury stock, at cost: 144,532 Class A and 1,092 Class B shares at June 27, 1998 and  124,532 Class A
       and 1,092 Class B shares at December 27, 1997                            (2,327)          (1,963)
                                                                         --------------   --------------
       Total stockholders' equity                                               89,352           86,919
                                                                         --------------   --------------
                                                                             $ 161,650        $ 146,471
                                                                         ==============   ==============


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

                          BEN & JERRY'S HOMEMADE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                     (In thousands except per share amounts)




                                              For the Thirteen weeks ended              For the Twenty-six weeks ended

                                              June 27,           June 28,               June 27,             June 28,
                                                1998               1997                   1998                 1997
                                          -----------------  ------------------     ------------------  -------------------

Net sales                                         $ 58,749            $ 50,701                100,305               86,849

Cost of sales                                       37,596              31,551                 65,188               57,696
                                          -----------------  ------------------     ------------------  -------------------

Gross profit                                        21,153              19,150                 35,117               29,153

Selling, general and
     administrative expenses                        17,827              16,027                 31,250               27,588
                                          -----------------  ------------------     ------------------  -------------------

Operating income                                     3,326               3,123                  3,867                1,565

Interest income                                        477                 407                  1,030                  812
Interest expense                                      (458)               (504)                  (973)              (1,054)
Other income (expense), net                            (17)               (218)                    (2)                (223)
                                          -----------------  ------------------     ------------------  -------------------
                                                         2                (315)                    55                 (465)
                                          -----------------  ------------------     ------------------  -------------------



Income before income taxes                           3,328               2,808                  3,922                1,100

Income taxes                                         1,198               1,067                  1,412                  418
                                          -----------------  ------------------     ------------------  -------------------
Net income                                         $ 2,130             $ 1,741                $ 2,510                $ 682
                                          =================  ==================     ==================  ===================


Shares Outstanding:
         Basic                                       7,245               7,274                  7,244                7,236
         Diluted                                     7,546               7,337                  7,498                7,300

Basic income per common share                       $ 0.29              $ 0.24                 $ 0.35               $ 0.09
Diluted income per common share                     $ 0.28              $ 0.24                 $ 0.33               $ 0.09





            See notes to condensed consolidated financial statements.
                                                         - 3 -

                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                         For the Twenty-six weeks ended

                                                                            June 27,            June 28,
                                                                              1998                1997
                                                                         ----------------    ----------------

      Net income                                                                 $ 2,510               $ 682
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                           3,966               3,895
           Provision for bad debts                                                     0                 355
           Deferred income taxes                                                  (2,425)             (1,506)
           Loss on disposition of assets                                              89                  45
      Changes in operating assets and liabilities:
           Accounts receivable                                                    (2,777)             (9,019)
           Inventories                                                            (5,500)              1,959
           Prepaid expenses                                                         (599)               (152)
           Accounts payable and accrued expenses                                  10,950              10,267
           Income taxes payable/receivable                                         3,273               1,916
                                                                         ----------------    ----------------
      Net cash provided by operating activities                                    9,487               8,442


      Additions to property, plant and equipment                                  (5,116)             (1,810)
      Changes in other assets                                                       (597)               (157)
      Decrease (increase) in investments                                             857                 (41)
                                                                         ----------------    ----------------
      Net cash used for investing activities                                      (4,856)             (2,008)


      Repayments of long-term debt and capital leases                               (198)               (265)
      Repurchase of common stock                                                    (364)
      Proceeds from issuance of common stock                                         286                 951
                                                                         ----------------    ----------------
      Net cash provided by (used for) financing activities                          (276)                686

      Effect of exchange rate changes on cash                                          1                  (1)
                                                                         ----------------    ----------------
      Increase in cash and cash equivalents                                        4,356               7,119

      Cash and cash equivalents at beginning of period                            47,318              36,104
                                                                         ----------------    ----------------

      Cash and cash equivalents at end of period                                $ 51,674            $ 43,223
                                                                         ================    ================

                See notes to condensed consolidated financial statements.