Form 10-Q
period 1998-09-26
BEN & JERRYS HOMEMADE INC
filed 1998-11-10
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                      Commission File Number:
         September 26, 1998                          0-13544

                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)

         VERMONT                            03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)



         30 Community Drive
         South Burlington, Vermont                   05403-6828
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

                                    YES X NO

         Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,266,809 shares of Class A Common Stock and 852,794 shares of Class B Common Stock outstanding as of November 5, 1998.

                                      INDEX


PART I: FINANCIAL INFORMATION                                          PAGE NO.

     Condensed Consolidated Balance Sheets
              September 26, 1998 and December 27, 1997                    1-2

     Condensed Consolidated Statements of Income
              Thirteen and thirty-nine weeks ended
              September 26, 1998 and September 27, 1997                    3

     Condensed Consolidated Statements of Cash Flows Thirty-nine weeks ended September 26, 1998 and September 27, 1997

     Notes to Condensed Consolidated Financial Statements                 5-6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7-17


 PART II: OTHER INFORMATION

     Item 1 - Legal Proceedings                                           18

     Item 6-Exhibits and Reports on Form 8-K                              19


 SIGNATURES                                                               19

 Exhibit 1                                                                1

                          BEN & JERRY'S HOMEMADE, INC.
                 Form 10-Q for quarter ended September 26, 1998



                           BEN & JERRY'S HOMEMADE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ended December 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997. Certain prior period amounts have been reclassified for comparative purposes.

2. INVENTORIES

                                                   September 26,    December 27,
                                                            1998            1997
                                                   -------------    ------------
   Frozen dessert products and ingredients               $10,848         $10,294
   Paper goods                                               788             536
   Food, beverage and gift items                             480             292
                                                   -------------    ------------
             Total                                       $12,116         $11,122
                                                   =============    ============


3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                   September 26,    December 27,
                                                            1998            1997
                                                  --------------    ------------
  Trade accounts payable                                 $ 9,092         $ 3,832
  Accrued expenses                                        14,034          10,313
  Accrued payroll and related costs                        2,822           2,076
  Accrued promotional costs                                8,078           3,581
  Accrued marketing costs                                  4,777           2,230
  Accrued insurance expense                                1,450           1,234
  Income taxes payable                                     1,438
                                                  --------------    ------------
           Total                                         $41,691         $23,266
                                                  ==============    ============

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

Total comprehensive income for the thirteen weeks ended September 26, 1998 amounted to $2,878,000 compared to $2,527,000 for the same period in 1997. Total comprehensive income for the thirty-nine weeks ended September 26, 1998 amounted to $5,389,000 compared to $3,208,000 for the same period in 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase (decrease) of such items as compared to the prior period:



                                             Percentage of Net Sales
                                     Thirteen Weeks           Thirty-nine Weeks              Percentage Increase (Decrease)
                                        Ended                     Ended                          1998 Compared to 1997
                                 -------------------------------------------------      -------------------------------------
                                Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,     Thirteen Weeks     Thirty-nine Weeks
                                    1998          1997          1998          1997               Ended                 Ended
                                ---------     ---------     ---------     ---------     --------------     -----------------
Net sales                          100.0%       100.0%        100.0%        100.0%           29.2%                 20.5%
Cost of sales                       62.5%        61.7%         64.0%         64.7%           30.8%                 19.2%
                                ---------     ---------     ---------     ---------     --------------     ------------------
Gross profit                        37.5%        38.3%         36.0%         35.3%           26.7%                 22.9%
Selling, general and
 administrative expenses            31.0%        30.0%         31.1%         31.1%           33.7%                 20.5%
                                ---------     ---------     ---------     ---------     --------------     ------------------
Operating income                     6.5%         8.3%          4.9%          4.2%            1.6%                 41.4%

Other income (expense)               0.5%       - 0.1%          0.2%         -0.4%          555.9%                169.4%
                                ---------     ---------     ---------     ---------     --------------     ------------------

Income before income taxes           7.0%         8.2%          5.1%          3.8%           11.0%                 63.2%
Income taxes                         2.5%         3.1%          1.8%          1.4%            5.3%                 54.8%
                                ---------     ---------     ---------     ---------     --------------     ------------------

Net income                           4.5%         5.1%          3.3%          2.4%           14.4%                 68.3%
                                =========     =========     =========     =========     ==============     ==================



Thirteen Weeks Ended September 26, 1998 and September 27, 1997

Net Sales

Net sales for the thirteen weeks ended September 26, 1998 increased 29.2% to $64.5 million compared to $50.0 million for the same period in 1997. Pint volume increased 14.7% compared to the same period in 1997, which was primarily attributable to the Company's original line of products. This volume increase was combined with a domestic price increase of approximately 3.3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2-gallon bulk container products increased 30% compared to the same period in 1997. Also contributing to the increase in sales this quarter was the 1998 launch of the Company's new single-serving products in Japan and the introduction of a new line of premium plus ice cream, Newman's Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own.

Packaged sales (primarily pints) represented 76% of total net sales in the third quarter of 1998 compared to 82% in 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 11% of total net sales in the third quarter of 1998, compared to 9% in 1997. Net sales of novelty products accounted for approximately 10% of total net sales in the third quarter of 1998, compared to 6% in 1997. Net sales from the Company's retail stores represented 3% of total net sales in the third quarters of 1998 and 1997.

International sales were $7.0 million during the third quarter of 1998, representing 11% of net sales, as compared to $700,000 in 1997, or 1% of net sales. The increase in 1998 was primarily due to higher sales to Japan, Europe and Canada. However, for the fourth quarter of 1998, management anticipates that international sales as a percentage of total sales will be lower.



Cost of Sales and Gross profit

Cost of sales in the third quarter of 1998 increased approximately $9.5 million or 30.8% from the same period in 1997 and overall gross profit as a percentage of net sales was 37.5% in the third quarter of 1998 as compared to 38.3% in the comparable period last year. The lower gross profit as a percentage of net sales resulted from substantial increases in dairy commodity costs, which have been partially offset by favorable manufacturing variances resulting from better plant utilization due to higher volumes.

The Company experienced substantial increases in dairy prices in the third quarter of 1998 compared to the same period last year. In response to higher dairy costs the Company instituted a price increase effective July 15, 1998 of approximately 3.3% for its packaged pint products and 4.3% for its 2 1/2 gallon bulk containers. If dairy commodity prices begin to rise again to higher levels, there is the possibility that these costs will not be passed on to customers, which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 33.7% to $20.0 million in the third quarter of 1998 from $15.0 million for the same period in 1997. Selling, general and administrative expenses were 31.0% of net sales in the third quarter of 1998 as compared to 30.0% for the comparable period last year. The $5.0 million dollar increase primarily reflects increased promotional and marketing costs including increased radio advertising, in-store programs to drive product trial and brand awareness, the continued rollout of the new pint package design and international costs.

Other Income (Expense)

Interest income increased $109,000 in the third quarter of 1998 as compared to the same period in the prior year. The increase in interest income was due to higher average invested balances throughout the period. Other income increased $263,000 as compared to the same period in the prior year primarily due to gains associated with foreign currency exchange.

Income Taxes

Income taxes increased approximately $82,000 due to the increase in income in 1998 as compared to 1997. The Company anticipates an effective rate of 36.0% in 1998 compared to 38.0% in the prior year.

Net Income

As a result of the foregoing, net income for the third quarter of 1998 increased 14.4% to $2.9 million from $2.5 million for the third quarter of 1997. Net income was 4.5% of net sales in the third quarter of 1998 compared to 5.1% in 1997. Diluted net income per share increased 14.7% to $.39 per common share for the third quarter of 1998 compared to a diluted net income per common share of $.34 for the third quarter of 1997.

Thirty-Nine Weeks Ended September 26, 1998 and September 27, 1997

Net Sales

Net sales for the thirty-nine weeks ended September 26, 1998 increased 20.5% to $164.9 million compared to $136.8 million for the same period in 1997. Pint volume increased 8.7% compared to the same period in 1997, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of approximately 3.3% of pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2-gallon bulk container products increased 15% compared to the same period in 1997. Also contributing to the increase in sales for the first three quarters of 1998 was the launch of the Company's new single serving products in Japan and the introduction of a new line of premium plus ice cream, Newman's Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own.

Packaged sales (primarily pints) represented 80% of total net sales in the first three quarters of 1998 compared to 84% for the same period in 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in the first three quarters of 1998 compared to 8% for the same period in 1997. Net sales of novelties accounted for approximately 9% of total net sales during the first three quarters of 1998 compared to 6% for the same period in 1997. Net sales from the Company's retail stores represented 2% of total net sales in the first three quarters of 1998 and 1997.

International sales were $15.0 million during the first nine months of 1998, representing 9.1% of net sales, as compared to $6.4 million for the same period in 1997, or 4.6% of net sales. The increase in 1998 was primarily due to higher sales to Japan and Canada. However, the fourth quarter of 1998, management anticipates that international sales as a percentage of total sales will be somewhat lower.


Cost of Sales and Gross Profit

Cost of sales in the first three quarters of 1998 increased approximately $17 million from the same period in 1997 and overall gross profit as a percentage of net sales was 36.0% in 1998 as compared to 35.3% for the comparable period in 1997. The higher gross profit as a percentage of net sales primarily resulted from increases in selling prices effective in January 1998 and July 1998, better plant utilization due to higher production volumes and a decrease in reserves for potential product obsolescence, offset by substantial increases in dairy commodity costs.

The Company experienced significant increases in dairy prices in the first nine months of 1998 compared to a decrease in prices for the same period last year. In response to higher dairy costs the Company instituted a 3.3% effective price increase effective in July 1998 for its packaged pint products and a combined 10.2% increase for its 2 1/2 gallon bulk containers effective in January 1998 and July 1998 to offset these increased costs. If dairy commodity prices begin to rise to much higher levels, there is the possibility that these costs will not be passed on to customers, which will negatively impact future gross profit margins. See Risk Factors in the "Forward-Looking Statements" section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.5% to $51.2 million for the first nine months of 1998 from $42.5 million for the same period in 1997. Selling, general and administrative expenses were 31.1% of net sales for the first nine months of 1998 and 1997. The $8.7 million increase in expenses is attributable to increased sales and marketing expenses to support the launch of a new line of premium plus ice cream under the name of Newman's Own(TM) All Natural Ice Cream, increased international costs, increases in radio advertising, in-store programs to drive product trial and brand awareness, scoop truck marketing and the continued rollout of the new pint package design.

Other Income (Expense)

Interest income increased $327,000 during the first three quarters of 1998 as compared to the same period in the prior year. The increase in interest income was due to higher average invested balances throughout the period. Interest expense decreased $87,000 during the first three quarters of 1998 as compared to the same period in the prior year. Other income (expense) increased for the first nine months of 1998 from other expense of $312,000 in the prior year to other income of $177,000 in 1998. This is primarily due to gains associated with foreign currency exchange in 1998 compared to losses in the prior year.

Income Taxes

Income taxes increased $1.1 million due to the increase in income. The Company anticipates an effective rate of 36.0% in 1998 compared to 38.0% in the prior year.

Net Income

As a result of the foregoing, net income for the first three quarters of 1998 increased 68.3% to $5.4 million for 1998 compared to $3.2 million for the same period in 1997. Net income was 3.3% of net sales for the first three quarters of 1998 compared to 2.4% for the same period in 1997. Diluted net income per share increased to $0.72 per common share for the first three quarters of 1998 compared to $0.43 for the same period in 1997.

Liquidity and Capital Resources

As of September 26, 1998 the Company had $60.3 million of cash and cash equivalents, an increase of $13 million since December 27, 1997. Net cash provided by operations in the first nine months of 1998 was $22.5 million. Approximately $7.5 million was used for additions to property, plant and equipment, primarily for improvements at the Company's manufacturing facilities, for the build out of three Company owned scoop shop facilities in France and fit-up costs for a chain of cinemas in the United Kingdom.

Since December 27, 1997 trade receivables, and the sum of accounts payable and accrued expenses have increased $2.6 million and $18.4 million, respectively. These increases reflect the seasonality of the Company's business and increased sales and marketing expenses.

The Company anticipates capital expenditures in the remainder of 1998 of approximately $1.5 million. Most of these additional projected capital expenditures relate to equipment upgrades at the Company's manufacturing facilities, and computer related expenditures.

During the nine months ended September 26, 1998 the Company repurchased a total of 133,000 shares of the Company's Class A common stock for approximately $2.5 million. 122,500 shares were purchased pursuant to the repurchase program as announced May 8, 1997 for use in connection with stock option awards under the 1995 Equity Incentive Plan. These transactions, together with earlier repurchases of 77,500 shares, complete the repurchase of the 200,000 shares authorized under this program. An additional 10,500 shares were purchased up through September 26, 1998 for approximately $150,000 under a repurchase program announced in September 1998 authorizing the Company to purchase shares of the Company's Class A common stock up to an aggregate cost of $5.0 million for use for general corporate purposes. Subsequent to the quarter ended September 26, 1998 and through November 5, 1998 the Company had repurchased an additional 20,000 shares for approximately $320,000.

The Company has two lines of credit providing an aggregate of $20.0 million with The First National Bank of Boston and Key Bank of Vermont. These are unsecured agreements providing for borrowings from time to time, expiring at December 29, 1998 and December 31, 1998, respectively. The agreements specify interest at the banks' Base Rate or at the Eurodollar rate plus a maximum of 1.25%. As of November 6, 1998, there have been no borrowings under these line of credit agreements.

Management believes that internally generated funds, cash currently on hand, investments held in marketable securities (pending their use in the business), and equipment lease financing will be adequate to meet anticipated operating and capital requirements.

"Forward-Looking Statements"

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, dairy prices, other expenditures and cost savings, Year 2000 program costs, effective tax rate, operating and capital requirements and refinancing. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed below.

Risk Factors

Dependence on Independent Ice Cream Distributors. Historically, the Company has been dependent on maintaining satisfactory relationships with Dreyer's Grand Ice Cream, Inc. and the other independent ice cream distributors that have acted as the Company's exclusive or master distributor in their assigned territories. In 1997, Dreyer's distributed significantly more than a majority of the sales of Ben & Jerry's products. While the Company believes its relationships with Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships to its satisfaction.

In early 1998 Dreyer's made overtures to Ben Cohen and Jerry Greenfield, the Company's co-founders, to obtain their support for an offer that Dreyer's would make to acquire the Company. The co-founders rejected these overtures.

In late August 1998, Ben & Jerry's announced a redesign of its distribution network intended to create more Company control over sales and more efficiency in the distribution of its products. Under the planned redesign, Ben & Jerry's will increase the direct sales calls by its own sales force (as distinguished from calls by the distributors' sales forces) to all grocery and chain convenience stores and will have established a network where no distributor of Ben & Jerry's products will have a majority percentage of the Company's distribution. Pursuant to this redesign, Ben & Jerry's entered into an agreement in late August with The Pillsbury Company ("Pillsbury") providing for distribution on a non-exclusive basis by Pillsbury, the parent of Haagen-Dazs, a major competitor of the Company, of Ben & Jerry's products in various areas of the United States, commencing at some point to be mutually agreed in 1999. On August 31, 1998 Ben & Jerry's gave Dreyer's notice of termination of its present distribution agreement with Dreyer's. Dreyer's then filed a complaint against Ben & Jerry's in the United States District Court for the District of Northern California. In this action Dreyer's seeks, among other things, to enjoin the acceleration of the effective date of such termination from August 31, 1999 (12 months after the date of the notice) to April 15, 1999 (7 1/2 months after the date of the notice). Ben & Jerry's believes that it has meritorious defensives to Dreyer's claims against such acceleration and is vigorously opposing Dreyer's motion for preliminary injunction against the shortened termination notice period. Unless the matter is resolved between Ben & Jerry's and Dreyer's, a hearing will be held in the United States District Court in San Francisco on Dreyer's motion for preliminary injunction. The hearing date was recently postponed at the request of both parties, and Ben & Jerry's and Dreyer's are currently in discussions both with respect to resolving the pending litigation (and the distribution arrangements that would remain in place prior to the expiration of the presently existing distribution agreement) and with respect to reaching agreement on a proposed new arrangement providing for distribution by Dreyer's on a non-exclusive basis of Ben & Jerry's products, commencing at a date in 1999 to be specified, at which point the presently existing distribution agreement would expire. The parties presently contemplate that the new distribution agreement between Ben & Jerry's and Dreyer's would pertain to a smaller geographic area than covered under the distribution agreement now in place and would be on terms and conditions different in some respects from those applicable under the presently existing distribution agreement. However, there can be no assurance that either the pending litigation brought by Dreyer's against the Company will be resolved by agreement or that the parties will enter into a new distribution agreement.

Under the distribution network redesign contemplated by Ben & Jerry's, Pillsbury will distribute Ben & Jerry's products to specified territories; the balance of domestic deliveries will be distributed in part by Dreyer's handling a smaller volume of Ben & Jerry's distribution in other specified territories, and in part by other independent distributors, most of whom are already acting as distributors for Ben & Jerry's. In the event that the proposed new distribution agreement cannot be concluded with

Dreyer's, Ben & Jerry's intends, during the remaining portion of the termination notice period under the presently existing Dreyer's agreement, to conclude distribution arrangements for all the specified territories covered under the present agreement with Dreyer's with such additional independent distributors. In either event, no single distributor would have over 40 percent of Ben & Jerry's distribution. However, there can be no assurance that such alternative arrangements with other independent distributors will be concluded on terms satisfactory to Ben & Jerry's, and in general, since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business.

Growth in Sales and Earnings. During the first nine months of 1998, net sales of the Company increased 20.5% to $165 million from $137 million during the same period in 1997. Pint volume during the first nine months of 1998 increased 8.7% compared to the same period in 1997. The super premium ice cream, frozen yogurt and sorbet industry category sales remained flat during the first nine months of 1998 as compared to the same period in 1997. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to any sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by promotional expenditures, is likely to have an important impact on the Company's future financial results.

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium and premium plus categories less marked than in the past. And, as noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors (two of which are or will be distributors of the Company's products) are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

Increased Cost of Raw Materials. Management believes that the trend of increased dairy ingredient commodity costs may continue and it is possible that at some future date both gross margins and earnings may not be protected by pricing adjustments, cost control programs and productivity gains.

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

The Company's Social Mission. The Company's basic business philosophy is embodied in a three-part mission statement, which includes a social mission to "operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international. Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." The Company believes that implementation of its social mission, which is integrated into the Company's business, has been beneficial to the Company's overall financial performance. However, it is possible that at some future date the amount of the Company's energies and resources devoted to its social mission could have some material adverse financial effect.

International. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product (which is manufactured in the United States) in the United Kingdom, Ireland, France, the Netherlands and Belgium, and began selling in Japan through a joint venture in 1998. The Company also has licensing agreements in Israel (1987) and Canada (1998). The Company is investigating the possibility of further international expansion. However, there can be no assurance  that  the  Company  will  be  successful  in  entering  (directly  or indirectly through licensing), on a long-term profitable basis, such international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock (authorized in 1987), entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield and Jeffrey Furman (collectively the "Principal Stockholders") hold shares representing 45% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they were to sell substantial portions of their Class A Common Stock.

In addition, the Company issued all of the authorized Class A Preferred Stock to the Ben & Jerry's Foundation in 1985. All current directors of the Foundation are directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and significantly limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations.

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock are important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed. In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions (see "Anti-Takeover Effects of Class B Common Stock, Class A Common Stock, Class A Preferred Stock and Classified Board of Directors" in Item 1 of the Company's Report on Form 10-K for the 1997 fiscal year) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed.

In early August, 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders. Also, in April, 1998 the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation.

"Year 2000"

The Company has formed an internal company-wide Year 2000 compliance team to evaluate and prepare its computer systems for the year 2000. A comprehensive evaluation of the impact of the Year 2000 issue on both the Company's infrastructure, including manufacturing processes, and business information systems has begun. This evaluation will also include the products and systems of the Company's critical suppliers and other business partners.

The Company's internal team is in the process of completing the inventory of all internal applications and infrastructure to determine Year 2000 readiness, which it expects to complete by the end of 1998. In parallel, the team is testing certain equipment and software systems known to have possible Year

2000 issues and is in the process of assessing possible remediation options. The assessment phase is expected to be completed during the first and second quarters of 1999.

The Company's corporate business information systems and certain applications are believed to be Year 2000 compliant and testing and validation of these systems are in process. Other financial, sales and manufacturing applications will be repaired during the fourth quarter of 1998 and the first quarter of 1999 with testing and validation of these applications will occur during the first half of 1999. The Company's corporate network hardware and software are not compliant and will undergo renovation during the first quarter of 1999. Other systems, including non-information technology systems and third party vendor systems are still in the assessment phase. The Company anticipates completing the assessment during the first quarter of 1999 with remediation to follow.

The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, the future compliance with Year 2000 processing within the Company is dependent on key personnel, vendor equipment and component parts, third party suppliers' internal systems, and accordingly, unresolved failures remain a possibility. As a result, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications are not completed on a timely basis, unforeseen needs or problems arise, or if systems operated by third parties (including municipalities or utilities) are not Year 2000 compliant. At present, the Company has not developed a contingency plan but will determine whether such a plan is critical early in fiscal 1999.

Based on a preliminary assessment, the Company expects that the costs of the foregoing Year 2000 programs, which primarily include redeployment of existing internal resources, external project management costs and upgrades to existing applications will not be material. The Company will expense the costs of modifying existing systems and capitalize the replacement cost of software that is not "Year 2000" compliant. There can be no guarantee, however, that the systems of other entities which the Company relies upon, will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems and operations.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

On August 31, 1998 Dreyer's Grand Ice Cream, Inc. and Edy's Grand Ice Cream filed a complaint against Ben & Jerry's Homemade, Inc. in the United States District Court for the Northern District of California (San Francisco Division). In this action Dreyer's seeks, among other things, to enjoin the acceleration of the effective date of Ben & Jerry's termination of the presently existing Distribution Agreement between Ben & Jerry's and Dreyer's from August 31, 1999 (12 months after the date of Ben & Jerry's notice of termination without cause on August 31, 1998) to April 15, 1999 (7 1/2 months after the date of Ben & Jerry's notice of termination). On October 14, 1998 Ben & Jerry's filed its Answer to the Complaint and a motion in opposition to Dreyer's motion for preliminary injunction. While at this date of the proceedings, with no discovery having occurred and no hearing having been held, it is not possible for the company to provide a definitive opinion on this matter. Ben & Jerry's believes that it has meritorious defenses to Dreyer's complaint and Dreyer's motion. Ben & Jerry's is vigorously opposing Dreyer's motion for preliminary injunction against the shortened termination notice period. In any event, Ben & Jerry's believes that any adverse outcome of this litigation would not have any material adverse effect on the Company's financial results.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit (11) Statement Re: Computation of Per Share Earnings Exhibit (27) Financial Data Schedule

    (b) The  following  reports  were filed on Form 8-K:
        1. Filed July 30, 1998 to reflect amendments to the By-laws as adopted June 26, 1998.
        2. Filed August 13, 1998 to reflect adoption of Class A Common Stock and Class B Common Stock shareholders Rights Plans.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.

                                         BEN & JERRY'S HOMEMADE, INC.



DATE: November 10, 1998                 BY:/s/Frances Rathke
                                        ---------------------------------------
                                        Frances Rathke, Chief Financial Officer

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                              September 26,     December 27,
                                                  1998             1997
                                              ------------      -----------

                                              (Unaudited)         (Note)

Current assets:
 Cash and cash equivalents                      $ 60,325        $ 47,318
 Investments                                         586             481
 Trade accounts receivable:
  (less allowance of $1,059 in 1998
  and $1,066 in 1997 for doubtful accounts)       15,348          12,710
 Inventories                                      12,116          11,122
 Deferred income taxes                             9,221           6,071
 Prepaid expenses and other current assets         2,611           2,378
                                                --------        --------

  Total current assets                           100,207          80,080

 Property, plant and equipment, net               64,292          62,724
 Investments                                         301           1,061
 Other assets                                      3,201           2,606
                                                ========        ========
                                                $168,001        $146,471
                                                ========        ========





Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                             September 26,   December 27,
                                                 1998            1997
                                             ------------    ------------

                                             (Unaudited)        (Note)
Current liabilities:
     Accounts payable and accrued expenses      $ 41,691        $ 23,266
     Current portion of long-term debt and
       obligations under capital leases            5,389           5,402
                                              ----------     -----------

     Total current liabilities                    47,080          28,668

Long-term debt and obligations under
capital leases                                    25,431          25,676

Deferred income taxes                              5,162           5,208

Stockholders' equity:
$1.20  noncumulative  Class A preferred
   stock - par value $1.00 per share,
   redeemable at $12.00  per  share; 900 shares
   authorized, issued and outstanding;
   aggregated preference on liquidation - $9           1               1
Class A common stock - $.033 par value;
   authorized 20,000,000 shares; issued:
   6,542,394 at September 26, 1998 and 6,494,835
   at December 27, 1997                              216             214
Class B common stock - $.033 par value;
  authorized 3,000,000 shares; issued:
  854,438 at September 26, 1998 and 866,664
  at December 27, 1997                                28              29
Additional paid-in-capital                        50,224          49,681
Retained earnings                                 44,488          39,086
Cumulative translation adjustment                   (142)           (129)
Treasury stock, at cost: 257,532 Class A and
  1,092 Class B shares at September 26, 1998
  and 124,532 Class A and 1,092 Class B shares
  at December 27, 1997                            (4,487)         (1,963)
                                                --------        --------

  Total stockholders' equity                      90,328          86,919
                                                --------        --------
                                                $168,001        $146,471
                                                ========        ========





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

                          BEN & JERRY'S HOMEMADE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                     (In thousands except per share amounts)



                                         For the Thirteen weeks ended            For the Thirty-nine weeks ended

                                      September 26,       September 27,       September 26,       September 27,
                                           1998                1997                1998               1997
                                      -------------       -------------       -------------       -------------

Net sales                                  $ 64,566            $ 49,956            $164,870           $136,805

Cost of sales                                40,339              30,838             105,529             88,534
                                      -------------       -------------       -------------       -------------

Gross profit                                 24,227              19,118              59,341             48,271
Selling, general and
 administrative expenses                     20,018              14,977              51,270             42,565
                                      -------------       -------------       -------------       -------------

Operating income                              4,209               4,141               8,071              5,706

Interest income                                 596                 487               1,626              1,299
Interest expense                               (460)               (466)             (1,433)            (1,520)
Other income (expense), net                     174                 (89)                177               (312)
                                     -----------------  ------------------    --------------      -------------

                                                310                 (68)                370               (533)
                                      -------------       -------------       --------------      -------------

Income before income taxes                    4,519               4,073               8,441              5,173

Income taxes                                  1,627               1,545               3,039              1,963
                                      -------------       -------------       --------------      -------------

Net income                                 $  2,892            $  2,528            $  5,402           $  3,210
                                      =============       =============       ===============     =============


Shares Outstanding:
  Basic                                       7,181               7,279               7,223              7,250
  Diluted                                     7,446               7,341               7,481              7,314
Basic income per common share              $   0.40           $    0.35            $   0.75           $   0.44
Diluted income per common share            $   0.39           $    0.34            $   0.72           $   0.43





                                    See notes to condensed consolidated financial statements.


                          BEN & JERRY'S HOMEMADE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                          For the Thirty-nine weeks ended

                                            September 26,   September 27,
                                                1998            1997
                                            ------------    ------------

Net income                                      $  5,402        $  3,210
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                    5,711           5,797
  Provision for bad debts                             50             408
  Deferred income taxes                           (3,196)         (1,506)
  Stock Award                                                        212
  Loss on disposition of assets                       90              99
Changes in operating assets and liabilities:
  Accounts receivable                             (3,572)         (6,898)
  Inventories                                       (994)          3,280
  Prepaid expenses                                  (526)           (152)
  Accounts payable and accrued expenses           16,981          11,883
  Income taxes payable/receivable                  2,615           2,460
                                            ------------    ------------
 Net cash provided by operating activities        22,561          18,793


Additions to property, plant and equipment        (7,481)         (2,747)
Proceeds from sale of assets                                          48
Changes in other assets                             (483)           (260)
Decrease (increase) in investments                   655             (63)
                                            ------------    ------------
Net cash used for investing activities            (7,309)         (3,022)


Repayments of long-term debt and capital leases     (258)           (607)
Repurchase of common stock                        (2,524)           (988)
Proceeds from issuance of common stock               544           1,116
                                            ------------    ------------
Net cash used for financing activities            (2,238)           (479)

Effect of exchange rate changes on cash               (7)             (2)
                                            ------------    ------------
Increase in cash and cash equivalents             13,007          15,290

Cash and cash equivalents at beginning of
  period                                          47,318          36,104
                                            ------------    ------------
Cash and cash equivalents at end of period      $ 60,325        $ 51,394
                                            ============    ============


            See notes to condensed consolidated financial statements.