Form 10-K
period 1998-12-26
BEN & JERRYS HOMEMADE INC
filed 1999-03-26
CIK 768384

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1998

     [  ]TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Registrant's telephone number, including area code:  802/846-1500

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
                 Class A Common Stock, $.033 par value per share
                 Class B Common Stock, $.033 par value per share
                 Class A Common Stock Purchase Right
                 Class B Common Stock Purchase Right

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes__X___ No __ ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (225.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes__X___  No __ ___

The  aggregate  market value of the  Company's  Class A and Class B Common Stock
held  by   non-affiliates   was   approximately   $130,577,185   and  $4,886,336
respectively, at March 5, 1999.

At March 5, 1999, 6,250,209 shares of the Company's Class A Common Stock and 818,951 shares of the Company's Class B Common Stock were outstanding.

Page 1 of 146 pages.  Exhibit Index appears on page 30.

                          BEN & JERRY'S HOMEMADE, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            PAGE

Item 1.   Business............................................................1

Item 2.   Properties.........................................................11

          Legal Proceedings..................................................12

Item 4.   Submission of Matters to Vote of Security Holders..................12

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ...........................................................12

Item 6.   Selected Financial Data............................................13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................14

Item 7A.   Market Risk........................................................22

Item 8.   Financial Statements and Supplementary Data........................22

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................22

Item 10.  Directors and Executive Officers of the Company....................22

Item 11.  Executive Compensation.............................................25

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....26
Item 13.  Certain Relationships and Related Transactions.....................28

Item 14.  Exhibits, Financial Statements, Financial Statement Schedules, and
          Reports on Form 8-K................................................31

ITEM 1.   BUSINESS

INTRODUCTION

Ben & Jerry's Homemade, Inc. ("Ben & Jerry's" or the "Company") is a leading manufacturer of super premium ice cream, frozen yogurt and sorbet in unique and regular flavors. The Company also manufactures ice cream novelty products. The Company is committed to using milk and cream that have not been treated with the synthetic hormone, rBGH. The Company uses natural ingredients in its products. The Company embraces a philosophy that manifests itself in these attributes:
being real and "down to earth," being humorous and having fun, being non-traditional and alternative and, at times, being activists around our progressive values.

The Company's products are currently distributed throughout the United States primarily through independent distributors. However, the Company's marketing resources are concentrated on certain "target markets" including New England, New York, the Mid-Atlantic region, Florida, Texas, the West Coast and selected other major markets, including the Midwest (defined for this purpose as Chicago, Illinois, Minnesota, Wisconsin and Michigan) and Denver areas. In 1998, approximately 80% of the sales of the Company's packaged pints were attributable to these target markets. The Company's products are also available in certain "non-target" markets in the United States, the United Kingdom, France, Israel, Canada, The Netherlands, Belgium, Japan and, commencing in 1999, Peru and Lebanon. The Company currently markets flavors of its ice cream, frozen yogurt and sorbet in packaged pints, for sale primarily in supermarkets, other grocery stores, convenience stores and other retail food outlets and in bulk, primarily to restaurants and Ben & Jerry's franchised "scoop shops."

The Company began active operations in May 1978, when Jerry Greenfield, now the Company's Chairperson, and Ben Cohen, now the Company's Vice Chairperson, opened a retail store in a renovated gas station in Burlington, Vermont. The Company believes that it has maintained a reputation for producing gourmet-quality natural ice cream and frozen desserts, and for sponsoring or creating light-hearted promotions that foster an image as an independent socially conscious Vermont company.

The Board of Directors of the Company has since 1988 formalized its basic business philosophy by adopting a three-part "mission statement" for Ben & Jerry's. The statement includes a "product mission," to make, distribute and sell the finest quality all-natural ice cream"; an "economic mission," to "operate the Company on a sound financial basis...increasing value for our shareholders and creating career opportunities and financial rewards for our employees"; and a "social mission," to "operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international. Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." Since 1988, the Company's Annual Report to Stockholders has contained a "social report" on the Company's performance during the year. The Company's social mission has always been about more than philanthropy, product donations and community relations. Ben & Jerry's has strived to integrate into its day to day business decisions a concern for the community and to seek ways to lead with its progressive values.

The Company makes cash contributions equal to 7.5% of its pretax profits to philanthropy through The Ben & Jerry's Foundation (the "Foundation"), Community Action Teams, which are employee led groups from each of its five Vermont sites, and through corporate grants. Excluded from the 7.5% are contributions out of a portion of the proceeds of incidental operations, not directly relating to Ben & Jerry's core business of the manufacturing and selling of Ben & Jerry's frozen desserts, such as a portion of the admission fees for plant tours, and excluding corporate sponsorships that have as one of their purposes the furtherance of Ben & Jerry's marketing goals. For 1998, the 7.5% amounted to approximately $792,600. The amount of the Company's cash contribution is subject to review by the Board of Directors from time to time in light of the Company's cash needs, its operating results, existing conditions in the industry and other factors deemed relevant by the Board. See "The Ben & Jerry's Foundation."

In some instances where the Company pays royalties for the licensed use of a flavor name, the licensor donates all or a portion of these royalties to charitable organizations. For example, in 1997, the Company launched Phish Food(TM) ice cream and during 1998 paid the Vermont-based band Phish $200,482 in royalties. The band established the Water Wheel Foundation to support the protection and preservation of Lake Champlain.

Ben & Jerry's maintains a special tie to the Vermont community in which it has its origins. The Company donates product to public events and community celebrations in the Vermont area. As already noted, Community Action Teams at each site make grants in Vermont. Also, the Company, acting as an agent, transfers funds to charitable organizations throughout Vermont derived from the sale of product to participating Vermont retail grocers.

Ben & Jerry's has, through the years, taken actions intended to strengthen the Company's ability to remain an independent Vermont-based company focused on carrying out its three part corporate mission. Ben & Jerry's believes these actions are in the best interests of the Company, its stockholders, employees, suppliers, customers and the Vermont community. See "anti-Takeover Effects of Class B Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholders' Rights Plans."

In 1991, the Company decided to pay not less than a certain minimum price for its dairy ingredients other than yogurt cultures, to bring the price up to an amount based upon the average price for dairy products in certain prior periods. This commitment is part of an effort to foster the supply of Vermont dairy products and thereby also seek to maintain the long-term viability of the Company's source of supply of its principal dairy ingredients, against the marketplace background of a continuing trend of decreasing family dairy farms in Vermont.

In early 1994, the Company's agreement with the St. Albans Cooperative Creamery was amended to include, as a condition for payment of the premium, an assurance from the St. Albans Cooperative Creamery that the milk and cream purchased by the Company will not come from cows that have been treated with Recombinant Bovine Growth Hormone ("rBGH"), a synthetic growth hormone approved by the FDA.

In December 1997, the St. Albans Cooperative Creamery's board of directors approved a motion to allow for controlled use of rBGH by a limited amount of member farms beginning July 1, 1998. The Co-op has assured us that it will continue to provide Ben & Jerry's with a rBGH-free dairy supply. The Company will continue to offer a premium to the Co-op for member farms that do not use rBGH.

In 1992, the Company became a signatory to the CERES Principles adopted by the Community for Environmentally Responsible Economies. The CERES Principles establish an environmental ethic with criteria by which investors and others can assess the environmental performance of companies. Ben & Jerry's is also a member of Businesses for Social Responsibility, Inc. ("BSR"), an organization in

San Francisco, California, which promotes a concept of business profitability that includes environmental responsibility and social equity. Ben & Jerry's is also a member of the Social Venture Network and Vermont Businesses for Social Responsibility.

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

Super premium ice cream, super premium frozen yogurt and, more recently, super premium sorbet have become an important part of the frozen dessert industry. In response to the demand for lower fat, lower cholesterol products, the Company introduced its own super premium low fat frozen yogurt in 1992. In February 1996, the Company introduced lactose-free and cholesterol-free sorbet. In 1997, Ben & Jerry's introduced a new line of low fat ice cream. In 1998 the Company introduced nine new flavors and two new novelty products.

Based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), the Company believes that total annual U.S. sales in supermarkets at retail prices (defined as grocery stores with annual revenues of at least $2 million) of super premium ice cream, frozen yogurt and sorbet were approximately $446 million in 1998 compared with about $428 million in 1997. All of the information in this paragraph is taken from IRI data.

BEN & JERRY'S SUPER PREMIUM ICE CREAM, FROZEN YOGURT AND SORBET

Ben & Jerry's ice cream has a high level of butterfat and low level of air incorporation ("overrun") during the freezing process. The approximate fat content is 15% (excluding add-ins). The approximate overrun is 20%. These physical attributes give the ice cream the rich taste and dense, creamy texture that characterizes super premium ice creams. The fat content of the ice cream is derived primarily from the butterfat in the cream, and secondarily from egg yolks. The ice cream mix consists of cream, beet sugar, non-fat milk solids, egg yolks and natural stabilizers.

Ben & Jerry's frozen yogurt is a high quality frozen yogurt with approximately 2% fat (excluding add-ins) and approximately 30% overrun. The fat content of frozen yogurt comes from the cream used in the base mix. All frozen yogurt products are sweetened with beet sugar and corn syrup. The Company uses cultured yogurt in the manufacturing of our frozen yogurt dessert products, purchased from yogurt manufacturers who use Vermont dairy ingredients.

Ben & Jerry's fruit sorbets are fat free frozen desserts with an overrun of approximately 20%. The chocolate sorbet is a low fat product with approximately 2% fat (from cocoa and chocolate liquor). All sorbets are sweetened with beet sugar and corn syrup. The water used to manufacture sorbet is Vermont Pure(TM) Spring Water.

In 1997 and 1998, Ben & Jerry's introduced a line of low fat ice cream flavors. These low fat ice creams offer high quality, all natural ingredients with less than three grams of fat and 40% overrun. The product line offers exciting flavor combinations, chunks of candy, and swirls of variegates with extraordinary flavor.

In 1999, the Company introduced a new line of frozen smoothies. Frozen Smoothies(TM) is a four item line of innovative healthy treats that take smoothies from the juice bar to the freezer.

All Ben & Jerry's frozen desserts are made of the finest quality ingredients. Its ingredients contain no preservatives or artificial components (except the flavoring component in one of the candies that the Company purchases). To date, the Company has not experienced any difficulty in obtaining the dairy products used to make its frozen desserts. The various flavorings, add-ins and variegates are readily available from multiple suppliers throughout the country.

All the Company's plants include mix-batching facilities, which allows Ben & Jerry's to manufacture its own dessert mixes. Ben & Jerry's designed and modified special machinery to mix large chunks of cookies, candies, fruits and nuts into our frozen desserts. The Company has also designed proprietary processes for swirling variegates (dessert sauces) into its finished products.

The Company also makes ice cream novelty products, including a variety of ice cream bars such as Cherry Garcia(R), Cookie Dough, Phish Stick(TM), Dilbert's World(TM)-Totally Nuts(TM) and S'mores(TM) Bars.

In 1997, the Company entered into a license agreement with Paul Newman and Newman's Own(TM) to manufacture and market a line of premium plus ice cream products under the brand name "Newman's Own." These products are currently manufactured at the Company's facilities in Vermont.

Ben & Jerry's other license agreements include licenses from the estate of Jerry Garcia, formerly of the Grateful Dead rock group, with respect to the Company's Cherry Garcia(R) flavor; political cartoonist Gary Trudeau and Andrews McMeel Universal with respect to the Company's Doonesberry(R) flavor of the sorbet line of products; Wavy Gravy for the flavor Wavy Gravy; with Phish Merchandising, Inc. with respect to Phish Food(TM), and Phish Stick(TM), a flavor launched in February of 1997; and from United Feature Syndicate, Inc. for use of the trademark Dilbert for the flavor Dilbert's World(TM)-Totally Nuts(TM) introduced in 1998.

Manufacturing

The Company manufactures Ben & Jerry's super premium ice cream and frozen yogurt pints at its Waterbury, Vermont plant. The Company's Springfield, Vermont plant is used for the production of ice cream novelties, ice cream, frozen yogurt, low fat ice cream and sorbet packaged in bulk, pints, quarts and half gallons. The Company manufactures Ben & Jerry's super premium ice cream, frozen yogurt and sorbet in packaged pints and single serve containers at its St. Albans, Vermont plant. The Company generally operates its plants two shifts a day, five or six days per week, depending upon demand requirements.

Markets and Customers

The Company markets packaged pints, quarts, single-serve containers and novelty products primarily through supermarkets, other grocery stores, convenience stores and other retail food outlets. The Company markets ice cream, frozen yogurt and sorbet in 2 1/2-gallon bulk containers primarily through franchised (and 6 Company-owned) Ben & Jerry's "scoop shops", through restaurants and food service accounts (i.e. stadiums, airports, cafeterias, hotels, etc.).

Ben & Jerry's products are distributed through independent ice cream distributors; with some exceptions, only one distributor is appointed for each territory for supermarkets. In most areas, sub-distributors are used to distribute to the smaller classes of trade. Company trucks and other distributors distribute products that are sold in Vermont and upstate New York.

In late August 1998 - January 1999, Ben & Jerry's redesigned its distribution network to create more Company control over sales and more efficiency in the distribution of its products. Under the redesign, Ben & Jerry's will increase direct sales calls by its own sales force (as distinguished from calls by the distributors' sales forces) to all grocery and chain convenience stores and will have a network where no distributor of Ben & Jerry's products will have a majority percentage of the Company's distribution. Under the distribution network redesign which will commence in April-May 1999 and will be fully effective September 1, 1999, The Pillsbury Company ("Pillsbury") will distribute Ben & Jerry's products in specified territories; the balance of domestic deliveries will be distributed primarily by Dreyer's Grand Ice Cream, Inc. ("Dreyer's"), with Dreyer's handling a smaller volume (than before) of Ben & Jerry's distribution in other specified territories, and in part by other independent regional distributors, most of whom are already acting as distributors for Ben & Jerry's. The Company presently expects that, under the redesign, no single distributor would handle over 40% of Ben & Jerry's distribution, as compared with Dreyer's distribution activities accounting for approximately 57% of the Company's net sales in 1998 and 1997.

Pursuant to the  distribution  network  redesign  Ben & Jerry's  entered into an agreement with Pillsbury which, as amended in January 1999, provides for distribution on a non-exclusive basis by Pillsbury, the parent of Haagen-Daz, a major competitor of Ben & Jerry's products in various areas of the United States on September 1, 1999, including certain areas commencing April - May 1999. The agreement with Pillsbury may not be terminated (except for cause) by Pillsbury or Ben & Jerry's until an effective date in the year 2003. The agreement further provides that Ben & Jerry's may earlier terminate without cause by making certain specified payments and it contains additional provisions relating to any termination upon a change in control of either party. The use of sub-distributors by Pillsbury is limited under the Agreement.

In January 1999, the Company concluded a new distribution agreement, also on a non-exclusive basis, with Dreyer's, effective for distribution commencing September 1, 1999. This agreement pertains to a smaller geographic area than that which is covered under the present distribution agreement and is on terms and conditions different in some respects from those applicable under the present distribution agreement. The terms as to the prices received by the Company from Dreyer's purchases of the Company's ice cream products are in line with the new Agreement the Company entered into with Pillsbury, and are expected to be more favorable to the Company.

The new agreement with Dreyer's may be terminated by either party on not less than six months' notice except that no such notice may be given during the months of October - March in any year. The present agreement gives Dreyer's certain territorial exclusivity, limits the sale by Dreyer's of competitive products (Dreyer's brands and certain brands of other ice cream competitors), and contains provisions for payment by the terminated party in the event of a change in control of the terminated party, the present agreement, as amended in January 1999, will remain in place until distribution under the new agreement with Dreyer's becomes effective as to certain territories in April - May 1999 and as to most of the territories on September 1, 1999.

The litigation filed by Dreyer's against the Company in September 1998 challenging the effective date of the Company's August 31, 1998 notice of termination of the present agreement with Dreyer's was resolved by stipulation of dismissal, with prejudice, of that litigation, and without any payments, in connection with the January 1999 amendment of the present agreement and the signing of the new agreement with Dreyer's.

While the Company believes that its relationships with Dreyer's and its other distributors generally have been satisfactory and that these relationships have been instrumental in the Company's growth, the Company has, at times, experienced difficulties in maintaining these relationships to its satisfaction. The Company believes that the recent distribution network redesign will give it more control over the Company's distribution. However, due to the consolidations in the distribution arena, available distribution alternatives are limited. Accordingly, there can be no assurance that such difficulties with distributors, which may be related to actions by the Company's distributors, which include competitors of the Company in the marketplace (or their controlling persons), will not have a material adverse effect on the Company's business. Loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements could have a material adverse effect on the Company's business.

In early 1998 Dreyer's made overtures to Ben Cohen and Jerry Greenfield, the Company's co-founders, to obtain their support for an offer that Dreyer's would make to acquire the Company. These overtures were rejected by the co-founders who stated: "As stockholders, each of us has always been firmly committed to the view that Ben & Jerry's Homemade, Inc. should remain an independent company headquartered in Vermont, in a position to carry out its three-part corporate mission. Accordingly, neither of us will agree to support or vote for the transaction with Dreyer's." The new agreement with Dreyer's contains a standstill provision whereby Dreyer's has agreed, subject to certain exceptions, not to acquire or seek to acquire Ben & Jerry's or stock in Ben & Jerry's.

Marketing

Ben & Jerry's marketing is characterized by a strategic discipline that continues to build brand equity, a solid reputation for the Company, and most importantly, profitable customer relationships.

Ben & Jerry's marketing strategies remain consistent with the Company's three-part mission. Building on Ben & Jerry's significant brand name recognition, the Company continues to emphasize the high quality, natural ingredients in its products while highlighting its non-traditional image in innovative packaging, sales materials, promotional and radio campaigns.

Ben & Jerry's continues to facilitate brand awareness by focusing its marketing efforts on communicating the Company's unique business approaches via Public Relations Campaigns designed to generate unpaid newspaper, magazine, radio and TV news coverage. Company founders, Ben Cohen and Jerry Greenfield, continue to make personal appearances on TV, radio and at select marketing events covered by the print and broadcast media.

The media played a significant role in the introduction of the Company's new products in 1998. Ben & Jerry's April Fool's Day promotion for it's new flavor, Dilbert's World(TM) Totally Nuts(TM) successfully garnered media exposure and generated significant consumer interest in the flavor.

Additional media opportunities in 1998 include placement of the Company's products in popular sitcoms and exclusive national sponsorship of the film, "Man With A Plan," starring Fred Tuttle - the first independently produced movie from Vermont ever distributed by the Public Broadcasting Service.

1998 marked the implementation of a new package design for Ben & Jerry's flavors. The package was restyled to communicate the quality of Ben & Jerry's products and make them easier to shop, while retaining a sense of fun and humor.

Ben & Jerry's conducts guided tours of its facility in Waterbury, Vermont to approximately 300,000 visitors annually, making it the single most popular tourist attraction in the State.

Company-sponsored annual events include the "One World, One Heart" Festival and the Ben & Jerry's Folk Festival in Newport, Rhode Island. These events are accompanied by ice cream sampling and social activism, promoting customer loyalty and support for the Company's future product introductions.

Franchise shops are an integral part of the Company's marketing effort and their activity on the local level contributes to the Company's three-part mission. The Company's 1998 reintroduction of the Ben & Jerry's Scoop Truck program in five key markets provided an opportunity to distribute new product samples while supporting customer interaction.

Franchise Program

As of December 26, 1998, there were 147 North American Franchise and Satellite scoop shops compared to 135 Franchise and Satellite scoop shops as of December 27, 1997. In addition to our traditional Franchise and Satellite locations, the Company has five PartnerShop(R) Franchises and 19 Featuring Franchises. A PartnerShop(R) Franchise is a franchise scoop shop, which is awarded to a not-for-profit organization. A Featuring Franchise is a business that has a scoop shop within its location, much like a store within a store. These scoop stations are often found in airports, stadiums, college campuses and similar venues. In the beginning of 1999, the Company began offering another franchise concept, Scoop Station Franchise. These locations will be located in businesses and will be serviced from a pre-fabricated unit with a small product offering. At year-end, there were six company-owned scoop shops: three in Vermont and three new locations in Paris, France. Internationally, there are nine Ben & Jerry's franchised scoop shops in Israel; four in Canada; four in the Netherlands; and one in Lima, Peru.

New scoop shops are opened under existing Development Agreements and under new Single Store Agreements. Development Agreements require a franchisee to develop a particular number of units annually according to the terms of their Agreement. PartnerShop(R) franchises are arrangements that permit not-for-profit organizations to own franchised scoop shops that serve as an employment resource and potentially a source of revenue for the not-for-profit groups. The Company waives the normal franchisee fee of $30,000. In addition the Company provides expertise in the start-up and operation of the PartnerShop(R).

The Company has assorted franchise concepts that include traditional shops in a variety of settings, five PartnerShop(R) Featuring Franchises and Scoop Station Franchises. Franchise Agreements generally have initial terms of five to ten years and renewal terms. Ben & Jerry's franchise scoop shops sell Ben & Jerry's ice cream, frozen yogurt, sorbet, private label hot fudge, baked goods and toppings. The menu items also include coffee, beverages, fruit smoothies, ice cream cakes, novelties and gift items. The Scoop Station is a limited concept with a smaller menu offering at a reduced term.

International

The Company regularly investigates the possibilities of entering new markets. Ben & Jerry's ice cream products are now distributed internationally in the United Kingdom and Israel and are available in parts of Japan, Ireland, France, Canada, the Netherlands, Belgium, Peru and Lebanon.

In 1992, the Company repurchased the Canadian rights to Ben & Jerry's products that it had previously licensed in 1987. In May 1998, the Company signed a non-exclusive licensing agreement with Delicious Alternative Desserts, LTD, to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada for royalty payments based upon a percentage of the licensee's sales. This agreement is for a five-year period with a renewal option. In connection with this agreement, the Company received 4,000,000 Common

Shares of Delicious Alternative Desserts, LTD. which represents approximately 8% of total issued outstanding common shares on a fully diluted basis, and the right to designate one director.

In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's ice cream in Israel, and in March 1999, the Company made an investment in the Israeli licensee, which gave the Company a 60% ownership interest.

In 1997, the Company signed an Importation and Marketing Agreement with one of the largest food retailers in Japan for sale through Japanese retail stores of Ben & Jerry's products manufactured in Vermont in a special size. Following a test market, the product was launched in 1998.

Competition

The super premium ice cream, frozen yogurt and sorbet business is highly competitive, with the distinction between the super premium category and the "adjoining" premium and premium plus categories less marked than in the past. The Company's principal competitor is The Haagen-Daz Company, Inc. Other significant frozen dessert competitors are Dannon, Columbo, Healthy Choice and Starbucks (distributed by Dreyer's). Haagen-Daz, an industry leader in the super premium ice cream market, is owned by The Pillsbury Company, which in turn is owned by Diageo (previously known as Grand Metropolitan PLC), a British food and liquor conglomerate. Diageo is a large, diversified company with resources significantly greater than the Company's, and Haagen-Daz has a significant share of the markets that the Company has entered in recent years. Haagen-Daz has also entered substantially more foreign markets than the Company (including certain markets in Europe and the Pacific Rim). Haagen-Daz and certain other competitors also market flavors using pieces of cookies and candies as ingredients. As part of Ben & Jerry's distribution network redesign, Pillsbury will become a principal distributor for the Company's products.

In the ice cream novelty segment, the Company competes with several well-known brands, including Haagen-Daz and Dove Bars, manufactured by a division of Mars, Inc. Both of these other brands have achieved far larger shares of the novelty market than the Company.

During 1998, the premium category again experienced increased promotional activity driven by the national competition between Dreyer's Grand Ice Cream, Inc., a principal distributor for the Company, and Breyer's Ice Cream (owned by Unilever, a large international food company). In accordance with Dreyer's strategic plan to accelerate the sales of their branded premium products Dreyer's has increased its consumer marketing efforts and continued expansion of its distribution system into additional U.S. markets. In addition, Dreyer's has two premium plus products sold under the Starbucks and Portofino brands. There are a number of other super premium brands, including some regional ice cream companies and some new entries. Increased competition and the increased consumer demand for new lower fat, lower cholesterol products like low fat or non-fat frozen yogurt, low fat ice cream and sorbet, combined with limited shelf space within supermarkets, may have, in general, made market entry harder and has already forced some brands out of some markets. The ability to introduce innovative new flavors and low fat offerings on a periodic basis is also a significant competitive factor. The Company expects strong competition to continue, including price/promotional competition and competition for adequate distribution and limited shelf space within the frozen dessert category in supermarkets and other food retail outlets.

Seasonality

The ice cream, frozen yogurt and frozen dessert industry generally experiences the highest volume during the spring and summer months and the lowest volume in the winter months.

Regulation

The Company is subject to regulation by various governmental agencies, including the United States Food and Drug Administration and the Vermont Department of Agriculture. It must also obtain licenses from certain states where Ben & Jerry's products are sold. The criteria for labeling low fat/low cholesterol and other health-oriented foods was revised in 1994 and in some respects was made more stringent by the FDA. The Company, like other companies in the food industry, made changes in its labeling in response to these regulations and is in compliance. The Company cannot predict the impact of possible further changes that it may be required to make in response to legislation, rules or inquiries made from time to time by governmental agencies. FDA regulations may, in certain instances, affect the ability of the Company, as well as others in the frozen desserts industry, to develop and market new products. Nevertheless, the Company does not believe these legislative and administrative rules and regulations will have a significant impact on its operations.

In connection with the operation of all its plants, the Company must comply with the Federal and Vermont environmental laws and regulations relating to air quality, waste management, and other related land use matters. The Company maintains wastewater discharge permits for all of its manufacturing locations. All the plants pre-treat production effluent prior to discharge to the municipal treatment facility. The Company believes that it is in compliance with all of the required operational permits relating to environmental regulations.

Trademarks

The marks Ben & Jerry's, Ben and Jerry's Portrait, Chubby Hubby, Chunky Monkey, Cool Britannia, Dastardly Mash, Hunka Hunka Burnin' Fudge, New York Super Fudge Chunk, One World One Heart, PartnerShop, Peace Pop and Vermont's Finest are registered trademarks of the Company.

Cherry Garcia(R), Phish Food(TM), Wavy Gravy, Doonesberry(R), Heath(R), and Dilbert's World(TM) are Ben & Jerry's proprietary flavor names and are licensed to the Company.

Employees

At December 26, 1998, Ben & Jerry's employed 751 people including full-time, part-time and temporary employees. This represents a 2% increase from the 736 people employed by the Company at December 27, 1997.

During 1998, a union organizing effort took place at the Company's St. Albans, Vermont plant within the Maintenance Department. Nineteen hourly maintenance employees, by a majority vote, agreed to be represented by the International Brotherhood of Electrical Workers (IBEW). The Company is currently in contract negotiations with IBEW.

The Ben & Jerry's Foundation

In 1985, Ben Cohen, co-founder of the Company, contributed a portion of the equity of the Company which he then owned to The Ben & Jerry's Foundation, Inc., a charitable organization under Section 501(c)(3) of the Internal Revenue Code, in order to enable the Foundation to sell such equity in 1985 and invest the net proceeds (approximately $598,000) in income-producing securities to generate funds for future charitable grants. The Foundation, with its employee-led grant-making committee, under supervision of the Foundation's directors, provides the principal means for carrying out the Company's charitable cash giving policy across the nation. The Foundation continues to target its grants to small grassroots social change organizations.

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

Anti-Takeover Effects of Class B Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholder Rights Plans.

The holders of Class A Common Stock are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors. The holders of Class B Common Stock are entitled to ten votes for each share held in the election of directors and on all other matters. The Class B Common Stock is generally nontransferable as such, and there is no trading market for the Class B Common Stock. The Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis and transferable thereafter. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Common Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's transfer agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock thereby sold.

The Company has been advised that Mr. Jerry Greenfield (Chairperson and a director of the Company), Mr. Ben Cohen (Vice-Chairperson and a director of the Company) and Mr. Jeff Furman (a director and formerly a consultant to the Company) (collectively, the "Principal Stockholders") presently intend to retain substantial numbers of shares of Class B Common Stock. As a result of conversions by "public" stockholders of Class B Common Stock, in order to enable their sales of such securities, the Class B Common Stock is now held disproportionately by Company insiders, including the above-named three directors who are Principal Stockholders. See "Security Ownership of Certain Beneficial Owners and Management." As of March 5, 1999, these three principal individual stockholders held shares representing 46% of the aggregate voting power in elections of directors and various other matters and 17% of the aggregate common equity outstanding, permitting them, as a practical matter, generally to decide elections of directors and various other questions submitted to a vote of the Company's stockholders even though they might sell substantial portions of their Class A Common Stock.

The Board of Directors, without further stockholder approval, may issue additional authorized but unissued shares of Class B Common Stock in the future and sell shares of Class B Common Stock held in the Company's treasury. In 1985, Ben Cohen, one of the Company's co-founders, contributed a portion of the equity in the Company, which he then owned, to the Ben & Jerry's Foundation, Inc. The current directors of the Foundation, Messrs. Greenfield and Furman and Ms. Bankowski are also directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter). The 1985 issuance of the Class A Preferred Stock to the Foundation effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to Business Combinations (as defined). This may have the effect of limiting such common stockholders participation in certain transactions such as mergers, other Business Combinations (as defined) and tender offers, whether or not such transactions might be favored by such common stockholders.

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

Also, in April, 1998 the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation. Also, in August, 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B Common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders.

The Class B Common Stock, the Class A Preferred Stock, the Classified Board of Directors and the Shareholder Rights Plans may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities and the 1997 amendments to the Articles of Association will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed. See also "Risk Factors" in Item 7 of this Report.

The Company believes that these provisions of the Articles of Association, the amendment to the Vermont Business Corporation Act and the Shareholder Rights Plans, reduce the possibility that a third party could effect a change, including a tender offer or a sudden or surprise change in the composition of the Company's Board of Directors, without the support of the incumbent Board and accordingly that adoption of these items strengthened Ben & Jerry's ability to remain an independent, Vermont-based company focused on carrying out its three-part corporate mission, which Ben & Jerry's believes is in the best interest of the Company, its stockholders, employees, suppliers, customers and the Vermont community.

ITEM 2.   PROPERTIES

The Company owns three production facilities. Ben & Jerry's owns a 42.5 acre site in Waterbury, Vermont on which it operates a 46,000 square-foot plant producing ice cream and frozen yogurt in packaged pints. The Company owns a 12-acre site in Springfield, Vermont on which it operates a 48,000 square-foot production facility. The Springfield plant is used for the production of ice cream novelties, bulk ice cream and frozen yogurt, and at times packaged pints and quarts.

The Company's property, plant and equipment at its production facilities in Waterbury are subject to various liens securing a portion of the Company's long-term debt.

The Company owns a 42-acre site in St. Albans, Vermont on which it operates a 92,000 square foot manufacturing facility.

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

The Company also leases space for its retail ice cream parlors in Burlington and Montpelier, Vermont and Paris, France, and its corporate offices in the United Kingdom, France and Japan. The Company owns three single-family houses, which are situated on land adjacent to its manufacturing facility in Waterbury.

The Company believes that all of its facilities are well maintained and in good repair.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to certain litigation and claims in the ordinary course of business which management believes are not material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol BJICA. The following table sets forth for the period December 29, 1996 through March 5, 1999, the high and low closing sales prices of the Company's Class A Common Stock for the periods indicated.

                                                   High               Low
1997
        First Quarter                       $      14 3/8       $     10 7/8
        Second Quarter                             14 1/2             11
        Third Quarter                              14 1/2             12
        Fourth Quarter                             18 3/4             12 1/4
1998
        First Quarter                       $      19           $     14
        Second Quarter                             21 1/8             17
        Third Quarter                              19 7/8             13 1/16
        Fourth Quarter                             23 7/8             14 7/8
1999
        First Quarter through March 5, 1999 $      24 5/16      $     21 3/8

The Class B Common Stock is generally non-transferable and there is no trading market for the Class B Common Stock. However, the Class B Common Stock is freely convertible into Class A Common Stock on a share-for-share basis, and transferable thereafter. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's transfer agent which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock thereby sold.

As of March 5, 1999 there were 10,202 holders of record of the Company's Class A Common Stock and 2,025 holders of record of the Company's Class B Common Stock.

Item 6.   Selected Financial Data

The following table contains selected financial information for the Company's fiscal years 1994 through 1998.

Summary of Operations (In thousands except per share data)

                                                                                    Fiscal Year
                                                   1998         1997         1996        1995       1994
                                                ---------    ---------    ---------    ---------    ------
Net sales                                       $209,203   $ 174,206    $ 167,155    $ 155,333    $ 148,802
Cost of sales                                    136,225     114,284      115,212      109,125      109,760
Gross profit                                      72,978      59,922       51,943       46,208       39,042
Selling, general & administrative expenses        63,895      53,520       45,531       36,362       36,253
Asset write-down(1)                                                                                   6,799
Other income (expense) - net                         693        (118)         (77)        (441)         228
Income before income taxes                         9,776       6,284        6,335        9,405       (3,762)
Income taxes                                       3,534       2,388        2,409        3,457       (1,893)
Net income                                         6,242       3,896        3,926        5,948       (1,869)
Net income (loss) per share -diluted           $    0.84   $    0.53    $    0.54    $    0.82       $(0.26)
Shares outstanding -diluted                        7,463       7,334        7,230        7,222        7,148

Balance Sheet Data:
                                                                         Fiscal Year
                                                  1998         1997         1996         1995      1994
                                                ---------    ---------    ---------    ---------    ------
Working capital                                 $ 48,381   $  51,412    $  50,055    $  51,023    $  37,456
Total assets                                     149,501     146,471      136,665      131,074      120,296
Long-term debt and capital lease obligations      20,491      25,676       31,087       31,977       32,419
Stockholders' equity(2)                           90,908      86,919       82,685       78,531       72,502

1 Write-down of assets - In 1994, the Company replaced certain of the software and equipment installed at the plant in St Albans, Vermont. The loss from the write-down of the related assets included a portion of the previously capitalized interest and project management costs.

2 No cash dividends have been declared or paid by the Company on its capital stock since the Company's organization. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table shows certain items as a percentage of net sales, which are included in the Company's Statement of Operations.

                                                                                           Annual Increase (Decrease)
                                             Percentage of Net Sales                   1998           1997            1996
                                                   Fiscal Year                       Compared       Compared        Compared
                                        1998           1997          1996            To 1997         To 1996        To 1995
                                        ----           ----          ----            -------         -------        -------
Net sales                               100.0%         100.0%        100.0%            20.1%            4.2%           7.6%
Cost of sales                            65.1           65.6          68.9             19.2            (0.8)           5.6
                                        -----         ------        ------           ------            -----           ---
Gross profit                             34.9           34.4          31.1             21.8            15.4           12.4
Selling, general and
administrative expense                   30.5           30.7          27.2             19.4            17.5           25.2
Other income(expense)                     0.3           (0.1)          0.1            687.3            53.2          (82.5)
                                        -----         -------        -----            -----            ----          ------
Income before income       taxes
                                          4.7            3.6           3.8             55.6            (0.8)         (32.6)
Income taxes                              1.7            1.4           1.5             48.0            (0.9)         (30.3)
                                        -----          -----         -----            -----            -----         ------
Net income                                3.0%           2.2%          2.3%            60.2%           (0.8)%        (34.0)%
                                        =====          =====         =====            ======           ======        ======


Net Sales

Net sales in 1998 increased 20.1% to $209 million from $174 million in 1997. Domestic pint volume increased 10% compared to 1997, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2 gallon bulk container products increased 17% compared to the same period in 1997. Also contributing to the increase in sales for 1998 was the launch of the Company's new single serve products in Japan and the introduction of a new line of premium plus ice cream, Newman's Own(TM) All Natural Ice Cream, manufactured and sold under a license agreement with Paul Newman and Newman's Own(TM).

Packaged sales (primarily pints) represented approximately 81% of total net sales in 1998, 84% of total net sales in 1997 and 85% of total net sales in 1996. Net sales of 2 1/2 gallon bulk containers represented approximately 8% of total net sales in 1998 and 1997 and 7% of total net sales in 1996. Net sales of novelties accounted for approximately 9% of total net sales in 1998 and 6% of total net sales in 1997 and 1996. Net sales from the Company's retail stores represented 2% of total net sales in 1998, 1997 and 1996.

International sales were $17.4, $7.6, and $6.9 million in 1998, 1997 and 1996, respectively, which represents 8% of net sales in 1998, 4% in 1997 and 4% in 1996. The increase in 1998 was primarily due to the introduction of single serve products in Japan and higher sales to Canada.

Net sales in 1997 increased 4% to $174 million from $167 million in 1996 primarily due to price increases of approximately 3% for pints that went into effect in August 1996 and April 1997. Pint volume increased 0.7% compared to 1996. Net sales of 2 1/2 gallon bulk containers had a modest increase in 1997.

Cost of Sales

Cost of sales in 1998 increased approximately $22 million or 19% over the same period in 1997 and overall gross profit as a percentage of net sales increased from 34.4% in 1997 to 34.9% in 1998. The slightly higher gross profit margin primarily resulted from increases in selling prices effective in January 1998 and July 1998, better plant utilization due to higher production volumes and a decrease in reserves for potential product obsolescence, partially offset by substantial increases in dairy commodity costs.

The Company experienced significant increases in dairy prices in 1998 compared to 1997 levels. In response to higher dairy costs, the Company instituted a 3% price increase effective in July 1998 for its packaged pint products and a combined 10% price increase for its 2 1/2 gallon bulk containers effective in January 1998 and July 1998 to offset these increased costs. If dairy commodity prices begin to rise again to higher levels, there is the possibility that these costs will not be passed on to customers, which will negatively impact future gross profit margins. See Risk Factors in Item 7.

In 1997, cost of sales decreased approximately $900,000 or 0.8% over 1996 and overall gross profit as a percentage of net sales increased from 31.1% in 1996 to 34.4% in 1997. The higher gross profit as a percentage of net sales in 1997 was a result of higher selling prices instituted in August 1996 and April 1997, improved operating efficiencies and decreases in certain raw material commodity prices. The Company experienced a modest decrease in dairy commodity prices during 1997 compared to 1996. Dairy costs started to increase in the summer and fall of 1996 and continued into the first half of 1997. In response to higher dairy commodity costs, the Company instituted a price increase of approximately 3% for its packaged pint products effective April 1997. Though dairy commodity prices were lower in the third quarter of 1997 as compared to the comparable quarter in the prior year, they began to escalate in the latter half of the fourth quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $64 million in 1998 from $54 million in 1997 and decreased slightly as a percentage of net sales to 30.5% in 1998 from 30.7% in 1997. The $10 million increase in expenses is attributable to increased sales and marketing expenses to support the launch of a new line of premium plus ice cream under the name of Newman's Own(TM) All Natural Ice Cream , increased international costs, increases in radio advertising, in-store programs to drive product trial and brand awareness, scoop truck marketing and the rollout of the new pint package design.

Selling, general and administrative expenses increased 17% to $54 million in 1997 from $46 million in 1996 and increased as a percentage of net sales to 30.7% in 1997 from 27.2% in 1996. This increase primarily reflects increased marketing and sales expenses and includes national radio advertising and increased trade promotions to support the Company's brand both domestically and in Europe.

Other Income (Expense)

Interest income increased from $1.9 million in 1997 to $2.2 million in 1998. The increase in interest income was due to higher average invested balance throughout 1998. Interest expense in 1998 decreased $104,000 in 1998 as compared to 1997 due to the $5 million Senior Notes principal installment payment. Other income (expense) increased in 1998 from other expense of $118,000 in 1997 to other income of $693,000 in 1998. This is primarily due to increased losses associated with foreign currency exchange in comparison to 1997 combined with income received from the Company's cost basis investment.

Interest income increased from $1.7 million in 1996 to $1.9 million in 1997. The increase in interest income was due to a higher average invested balance throughout 1997. Interest expense in 1997 remained level with 1996. Other income (expense) decreased in 1997 from other income of $243,000 in the prior year to other expense of $64,000 in 1997. This is primarily due to the receipt of insurance settlement proceeds.

Income Taxes

The Company's effective income tax rate in 1998 decreased to 36% from 38% in 1997 and 1996. The decrease was a result of lower state income taxes, more tax-exempt interest income, and the overall geographic mix of earnings. Management expects 1999's effective income tax rate to decrease to approximately 35% based upon the expected geographic mix of earnings.

Net Income

Net income for 1998 increased to $6.2 million compared to $3.9 million in 1997. Net income as a percentage of net sales was 2.9% in 1998 as compared to 2.2% in 1997 and 2.3% in 1996.

Seasonality

The Company typically experiences more demand for its products during the summer than during the winter.

Inflation

Inflation has not had a material effect on the Company's business to date, with the exception of dairy raw material commodity costs. See the Risk Factors below. Management believes that the effects of inflation and changing prices were successfully managed in 1998, with both margins and earnings being protected through a combination of pricing adjustments, cost control programs and productivity gains.

Liquidity and Capital Resources

As of December 26, 1998 the Company had $47.2 million of cash, cash equivalents and marketable securities ($25.1 million of cash and cash equivalents and $22.1 million of marketable securities), a $570,000 decrease since December 27, 1997. Net cash provided by operations in 1998 was $16.1 million of which approximately $8.8 million was used for net additions to property, plant and equipment, primarily for improvements at the Company's manufacturing facilities, the build out of three Company owned scoop shops in France and fit-up costs for a chain of cinemas in the United Kingdom. In addition, $3.1 million cash was used to repurchase shares of the Company's Class A Common Stock and $5.3 million was used to pay down debt and capital leases.

From December 27, 1997 to December 26, 1998 inventories and the sum of accounts payable and accrued expenses have increased $2 million and $5 million, respectively. These increases reflect the growth in the Company's business and increased sales and marketing expenses.

The Company anticipates capital expenditures in 1999 of approximately $9 million plus $1 million for its acquisition of 60% of its licensee in Israel during 1999. Most of these projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, research and development equipment, computer related expenditures and corporate space expansion.

During the year ended December 26, 1998 the Company repurchased a total of 166,500 shares of the Company's Class A Common Stock for approximately $3.1 million. Pursuant to the repurchase program announced May 8, 1997, 122,500 shares were purchased for use in connection with stock option awards under the

1995 Equity Incentive Plan. These transactions, together with earlier repurchases of 77,500 shares in 1997, complete the repurchase of the 200,000 shares authorized under this program. An additional 44,000 shares were purchased through December 26, 1998 for approximately $733,000 under a repurchase program announced in September 1998 authorizing the Company to purchase shares of the Company's Class A Common Stock up to an aggregate cost of $5 million for use for general corporate purposes. Subsequent to December 26, 1998 and through March 5, 1999 the Company repurchased an additional 68,000 shares under this program for approximately $1.5 million.

The Company's short and long-term debt at December 26, 1998 includes $25 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The first principal payment of $5 million was paid in September 1998 and the remainder of principal is payable in annual installments through 2003.

The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' base rate or at LIBOR plus a margin based on a pre-determined formula. No amounts were borrowed under these or any bank agreements during 1998. The working capital line of credit agreements expire December 23, 2001.

Management believes that internally generated funds, cash, cash equivalents and marketable securities and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

Year 2000 Readiness Disclosure

Background of Year 2000 Issues. The "Year 2000" issue is the result of computer systems and software programs using two rather than four digits to define a year. As a result, computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities. In addition to computer systems and software, equipment using embedded chips, such as manufacturing and telephone equipment, could also be at risk.

State of Readiness. The Company has developed, and is implementing a Year 2000 plan to address Year 2000 issues. The plan focuses on the following three broad categories: (a) information technology systems; (b) manufacturing facilities including embedded technology; and (c) external noncompliance by customers, distributors, suppliers and other business partners.

The Company has substantially completed the inventory and assessment of the core software applications and hardware infrastructure. The Company has identified and is in various stages of remediating software and hardware deficiencies caused by the Year 2000 issue. The financial, human resources, manufacturing and distribution systems are currently being repaired; testing and validation of these systems are scheduled during the second quarter of 1999. The Company's networking equipment is not compliant and is scheduled to undergo renovation and testing during the second quarter of 1999 as well.

While the Company is continuing detailed assessment of its manufacturing facilities and embedded chip technology, it has not identified any problems thus far that would have a material impact upon operations. The assessment phase for the manufacturing facilities is expected to be completed in April 1999. At the same time, the Company is testing and remediating certain equipment and software systems known to have possible Year 2000 issues and is expected to complete this phase during the second quarter of 1999.

A critical step in this project is the coordination of Year 2000 readiness with third parties. The Company is communicating with its significant suppliers, distributors and customers to determine the extent to which the Company is vulnerable if the third parties fail to resolve their Year 2000 issues. The Company will continue to assess and work with all of its major partners to understand the associated risks and plan for contingencies.

Risks Related to Year 2000 Issues. The Company presently believes that the Year 2000 issue will not pose significant operational problems and that the internal Year 2000 issues will be resolved in a timely manner. However, the future compliance of Year 2000 processing within the Company is dependent upon key personnel, vendor software, vendor equipment and components. In the unlikely event that no further progress is made on the Company's year 2000 project, the Company may be unable to manufacture or ship product, invoice customers or collect payments. As a result, Year 2000 issues could have a material adverse impact on the Company's operations and its financial results. In addition, if systems operated by third parties (including municipalities or utilities) are not Year 2000 compliant, this could also have a material adverse affect on the Company.

Costs to Address Year 2000 Issues. The Company does not separately track the internal costs incurred for the Year 2000 project, which are primarily the related payroll costs for its information systems ("IS") group. There have been no incremental payroll costs related to the Year 2000 project, however non-critical IS projects have been deferred due to concentration on Year 2000 efforts. The delay of these projects is not expected to have a material impact on the operations of the Company.

The external costs for software; hardware, equipment and services related to the Year 2000 project are expected to be approximately $1.2 million. The Company will expense the costs of modifying existing systems and capitalize the replacement cost of software or equipment that is not Year 2000 compliant. There can be no guarantee, however, that the systems of other entities which the Company relies upon will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems and operations.

Contingency Plans. Due to the general uncertainty inherent in the Year 2000 problem, including uncertainty regarding the Year 2000 readiness of suppliers, distributors and other manufacturers, the Company is developing contingency plans. This process includes, among others, developing backup procedures in case of systems failures, identifying alternative production plans and developing alternative plans to engage in business activities with customers, distributors and suppliers that are not experiencing Year 2000 problems.

The above forward looking statements with regard to the timing and overall cost estimates of the Company's efforts to address the Year 2000 problem are based upon the Company's experience thus far in this effort. Should the Company encounter unforeseen difficulties either in the continuing review of its internal systems, the ultimate remediation, or the responses of its business partners, the actual results could vary significantly from the estimates in these forward-looking statements.

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

Risk Factors

Dependence on Independent Ice Cream Distributors. Historically, the Company has been dependent on maintaining satisfactory relationships with Dreyer's Grand Ice Cream, Inc. ("Dreyer's") and the other independent ice cream distributors that have acted as the Company's exclusive or master distributor in their assigned territories. In 1998, Dreyer's distributed significantly more than a majority of the sales of Ben & Jerry's products. While the Company believes its relationships with Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships to its satisfaction. In addition, in early 1998 Dreyer's made overtures to Ben Cohen and Jerry Greenfield, the Company's co-founders, to obtain their support for an offer that Dreyer's would make to acquire the Company. The co-founders rejected these overtures.

In August 1998 - January 1999, the Company redesigned its distribution network, entering into a distribution agreement with The Pillsbury Company ("Pillsbury") and a new agreement with Dreyer's. These arrangements take effect September 1, 1999, except for certain territories, which are effective, in April - May 1999. The Company believes the terms of the new arrangements will, on balance, be more favorable to its Company and expects that, under the distribution network redesign, no one distributor will account for more than 40% of the Company's net sales. However, both Pillsbury, through its Haagen-Daz unit, and Dreyer's are competitors of the Company.

Since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with Pillsbury, Dreyer's and its other distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business. (See "Business-Markets and Customers")

Growth in Sales and Earnings. In 1998, net sales of the Company increased 20.1% to $209 million from $174 million in 1997. Pint volume increased 10.2% compared to 1997. The super premium ice cream, frozen yogurt and sorbet industry category sales increased 4% in 1998 as compared to 1997. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 1999 and future financial results. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium and premium plus categories less marked than in the past. As noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors are large, diversified companies with resources significantly greater than the Company's, two of which are distributors for the Company. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets. See "Business Competition" and "Business The Super Premium Frozen Dessert Market."

Increased Cost of Raw Materials. Management believes that the general trend of increased dairy ingredient commodity costs may continue and it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains.

Reliance on a Limited Number of Key Personnel. The success of the Company is significantly dependent on the services of Perry Odak, the Chief Executive Officer, and a limited number of executive managers working under Mr. Odak, as well as certain continued services of Jerry Greenfield the Chairperson of the Board and co-founder of the Company; and Ben Cohen, Vice Chairperson and co-founder of the Company. Loss of the services of any of these persons could have a material adverse effect on the Company's business. See "Directors and Executive Officers of the Company."

The Company's Social Mission. The Company's basic business philosophy is embodied in a three-part "mission statement," which includes a "social mission" to "operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international. Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." The Company believes that implementation of its social mission, which is being more integrated into the Company's business, has been beneficial to the Company's overall financial performance. However, it is possible that at some future date the amount of the Company's energies and resources devoted to its social mission could have some material adverse financial effect. See "Business-Introduction" and "Business-Marketing."

International. Total international net sales represented approximately 8% of total consolidated net sales in 1998. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Japan, Canada, the United Kingdom, Ireland, France, the Netherlands, Belgium and will start selling in Peru and Lebanon in 1999. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In February 1999, the Company made an investment commitment in the Israeli licensee, which gave the Company a 60% ownership interest. In May 1998, the Company signed a Licensing Agreement with Delicious Alternative Desserts, LTD. to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in entering (directly or indirectly through licensing), on a long-term profitable basis, such international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock (authorized in 1987), entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield and Jeffrey Furman (collectively the "Principal Stockholders") hold shares representing 46% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they sell substantial portions of their Class A Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

In addition, the Company issued all of the authorized Class A Preferred Stock to the Foundation in 1985. All current directors of the Foundation are directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and significantly limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations. See "Business The Ben & Jerry's Foundation."

Also, in April, 1998 the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation. Also in August, 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B Common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders.

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock are important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed. In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions; the April 1998 Vermont Legislative Amendment of the Vermont Business Corporation Act and the Shareholder Rights Plans put in place in August, 1998 (see "Anti-Takeover Effects of Class B Common Stock, Class A Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholder Rights Plans" in Item 1) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments and legislation will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed.

Item 7A. Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. The majority of these investments are municipal bonds and fixed income preferred stock in which the market value approximates its cost at December 26, 1998. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for each of the years presented.

Item 8.   Financial Statements and Supplementary Data

The response to this is in Item 14(a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.  Directors and Executive Officers of the Company

Directors and Executive Officers

The directors and executive officers of the Company are as follows:


Name                      Age    Office
-----------------------  ------  -------------------------
Jerry Greenfield          47     Chairperson and Director
Ben Cohen                 47     Vice Chairperson and Director
Perry Odak                53     Chief Executive Officer, President and Director
Elizabeth Bankowski       51     Director and Director of Social Mission
Pierre Ferrari            48     Director
Jeffrey Furman            55     Director
Jennifer Henderson        45     Director
Frederick A. Miller       52     Director
Henry Morgan              73     Director
Lawrence Benders          42     Chief Marketing Officer
Bruce Bowman              46     Senior Director of Operations
Charles Green             44     Senior Director Sales and Distribution
Angelo Pezzani            57     Senior Director of Business Development
Frances Rathke            38     Chief Financial Officer and Secretary

The Board of Directors has an Audit Committee on which Directors Ferrari, Furman and Morgan (Chairperson) serve; a Compensation Committee on which Directors Miller, Morgan and Henderson, (Chairperson) serve; a Social Mission/Workculture Committee on which Directors Bankowski, Furman, Henderson and Miller (Chairperson) serve; an Executive Committee on which Directors Cohen, Miller, Morgan, Odak and Ferrari serve; and a Nominating Committee on which Directors Ferrari, Greenfield, Henderson, Odak and Cohen (Chairperson) serve.

Elizabeth Bankowski has served as Director of Social Mission Development since December 1991. Ms. Bankowski has been a director of the Company since 1990. Additionally, Ms. Bankowski is Secretary and a director of The Ben & Jerry's Foundation, Inc.

Ben Cohen, a founder of the Company, served as Chairperson of the Board of Directors from February 1989 through November 1998. Mr. Cohen currently serves as Vice Chairperson of the Board of Directors. From January 1, 1991 through January 29, 1995 he was the Chief Executive Officer of the Company. Mr. Cohen has been a director of the Company since 1977. Mr. Cohen is a director of Blue Fish Clothing, Inc., Community Products, Inc., Social Venture Network and GreenPeace International. In 1997, Community Products Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

Jeffrey Furman has served as a director of the Company since 1982. Mr. Furman is Treasurer and director of The Ben & Jerry's Foundation, Inc. Currently, Mr. Furman is a self-employed consultant. From March 1991 through December 1996, Mr. Furman was a consultant to the Company.

Jerry Greenfield, a founder of the Company, served as director and Vice Chairperson of the Board of Directors from 1990 to November 1998 at which time he was elected Chairperson of the Board of Directors. Mr. Greenfield is also President and a director of The Ben & Jerry's Foundation, Inc.

Jennifer Henderson has served as a director of the Company since June 1996. Ms. Henderson is director of Training at the Center for Community Change in Washington, DC and President of Strategic Interventions, Inc., a leadership and management consulting firm.

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

Other Key Executives

Lawrence E. Benders joined the Company in October 1997 as Chief Marketing Officer. Prior to joining the Company Mr. Benders was Vice President of International Marketing at Coors Brewing Company. From 1994 until 1996 Mr. Benders was a marketing executive with Nabisco Foods Group. From 1993 until 1994, Mr. Benders was a Division Manager for American Telephone and Telegraph. Prior to 1993, Mr. Benders was a marketing executive with Johnson & Johnson.

Bruce Bowman has served as Senior Director of Operations since August 1995. Prior to joining the Company Mr. Bowman was Senior Vice President of Operations at Tom's Foods, Inc., a food manufacturing company (April 1991 to August 1995).

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

Frances Rathke has served as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company since April 1990.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company in Fiscal Years 1996 - 1998 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer and the other four highest-paid executive officers during the 1998 fiscal year. Perry Odak became the Chief Executive Officer on January 1, 1997.


                                       Annual Compensation                Awards          Long-Term Compensation Pay-outs
                                       -------------------               ---------        -------------------------------
                                                               Other                 Securities
                                                               Annual    Restricted  Underlying               All Other
  Name and                                           Bonus     Compen-     Stock      Options/      LTIP     Compensation
 Principal Position              Year     Salary      (1)      sation      Awards       SARS        Pay-outs       (2)
------------------------------   ----   --------   ---------   --------   -------   ---------      ---------- ------------
 Perry D. Odak                   1998   $305,769   $150,000                                                    $ 7,750
 CEO, President and              1997   $300,000   $100,000                           360,000                  $25,000
 Director                        1996   $     --   $     --                                                    $    --

 Bruce Bowman                    1998   $211,692   $ 75,000                                                    $ 6,964
 Senior Director of              1997   $200,000   $ 50,000                            27,000                  $ 4,131
 Operations                      1996   $169,231   $ 20,000                            10,000                  $ 1,099

 Lawrence E. Benders             1998   $229,327   $ 40,000                                                    $    52
 Chief Marketing Officer         1997   $ 38,942   $  5,000                            52,000                  $    --
                                 1996   $     --   $     --                                                    $    --

 Charles Green                   1998   $182,885   $ 75,000                                                    $ 5,755
 Senior Director of              1997   $162,596   $ 40,000                            45,000                  $    --
 Sales & Distribution            1996   $ 24,231   $     --                             5,000                  $    --

 Angelo Pezzani                  1998   $254,808   $ 75,000                            30,000                  $ 4,327
 Senior Director of              1997   $208,332   $     --                            52,000                  $    --
 Business Development            1996   $     --   $     --                                                    $    --


(1)  "Bonus" includes 1998 discretionary distributions under the Company's Management Incentive Program.

(2)  "All Other Compensation" includes Company contributions to 401(k) plans and relocation fees.

Option/SAR Grants in Fiscal 1998


                                Percentage
                                 of Total                                    Potential Realizable Value
                               Options/SARS        Exercise or                 at Assumed Annual Rates
                Options/SARS    Granted to         Base Price    Expiration  of Stock Price Appreciation
  Name            Granted    Employees in 1998    (per share)      Date           for Option Term
  ----         ------------  -----------------    -----------    ----------  --------------------------
                                                                                  5%          10%
                                                                                --------    --------
Angelo Pezzani   30,000           70.6%             $19.25        7/28/08       $363,187    $920,386


Aggregated Option/SAR Exercises in 1998 and 1998 Year-End Option/SAR Values

                                                                                           Value of Unexercised
                                                            Number of Unexercised       In-the-money Options/SARS
                                                          Options/SARS at 12/26/98              at 12/26/98
                      Shares                             ------------------------      --------------------------
                   Acquired on
     Name          Exercise (#)     Value Realized      Exercisable    Unexercisable     Exercisable     Unexercisable
-------------      -----------      --------------      -----------    -------------     -----------     -------------
Perry D. Odak            0                 0             140,000          220,000       $1,626,800      $2,556,400
Bruce Bowman             0                 0              24,125           37,875       $  162,656      $  258,514
Charles Green            0                 0              19,375           30,625       $  170,594      $  267,456
Lawrence Benders         0                 0              16,250           35,750       $  160,388      $  352,853
Angelo Pezzani           0                 0              19,250           62,750       $  132,243      $  412,978


Effective January 1, 1998, Directors who are not employees or full-time consultants of the Company receive an annual retainer fee of $18,000, in addition to a $1,000 per board meeting attendance fee, and reimbursement of reasonable out-of-pocket expenses.

The Company adopted the 1995 Non-Employee Directors Plan for Stock in Lieu of Directors Cash Retainer under which directors may elect to be paid, in lieu of the annual cash retainer, shares of common stock having a fair market value (as of the date of payment) equal to the amount of such annual retainer. Four non-employee directors each made an election under the Plan and received 941 shares of stock for the period July 1, 1998 through June of 1999 under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 5, 1999 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock, Class B Common Stock and Class A Preferred Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of any class, (ii) each director and executive officer of the Company individually, (iii) all directors and officers of the Company as a group, and (iv) The Ben & Jerry's Foundation, Inc. The mailing address of each of the persons shown and of the Foundation is c/o Ben & Jerry's Homemade, Inc., 30 Community Drive, South Burlington, Vermont 05403-6828.


                                                          Amount of Beneficial Ownership
                                    Class A Common Stock    Class B Common Stock          Preferred Stock
                                    --------------------    --------------------          ---------------
                                             % Outstanding             % Outstanding              % Outstanding
       Name                       # Shares     shares (1)    # Shares     Shares (2)  # Shares        Shares
       ----                       --------   -------------   --------  ------------   --------     ------------
Ben Cohen (3)                       447,373      7.2%        488,486         59.6%        --             --
Jeffrey Furman (4)(5)                17,000        *          30,300          3.7%        --             --
Jerry Greenfield (4)                130,000      2.1%         90,000         11.0%        --             --
Perry Odak (6)                      213,250      3.4%             --           --         --             --
Elizabeth Bankowski (4)              28,766        *              --           --         --             --
Pierre Ferrari                        6,377        *              --           --         --             --
Jennifer Henderson                      524        *              --           --         --             --
Frederick A. Miller                   3,101        *              --           --         --             --
Henry Morgan                          5,101        *              --           --         --             --
Lawrence E. Benders                  18,417        *              --           --         --             --
Bruce Bowman                         31,931        *              --           --         --             --
Charles Green                        21,250        *              --           --         --             --
Angelo Pezzani                       23,917        *              --           --         --             --
Frances Rathke                       38,091        *              --           --         --             --
The Capital Group                   587,500      9.4%             --           --         --             --
  Companies, Inc. (7)
  333 South Hope St
  Los Angeles, CA 90071
Warburg Pincus Asset                745,800     11.9%             --           --         --              --
Management
   466 Lexington Ave
   New York, NY 10017
All Officers and Directors        1,008,535     16.1%        608,786         74.3%        --              --
as a group of 15 persons
The Ben & Jerry's                       --        --              --           --        900             100%
   Foundation, Inc. (4)

*    Less than 1%

(1) Based on the number of shares of Class A Common Stock outstanding as of March 5, 1999. Each share of Class A Common Stock entitles the holder to one vote per share.
(2) Based on the number of shares of Class B Common Stock outstanding as of March 5, 1999. Each share of Class B Common Stock entitles the holder to ten votes.
(3) Under the regulations and interpretations of the Securities and Exchange Commission, Mr. Cohen may be deemed to be a parent of the Company.
(4) By virtue of their positions as directors of The Foundation, which has the power to vote or dispose of the Class A Preferred Stock, each of Messrs. Greenfield, a co-founder, Director and Chairperson of the Company, and Furman, a Director of and formerly a consultant to the Company, and Ms. Bankowski, an Officer and Director of the Company, may be deemed under the regulations and interpretations of the Securities and Exchange Commission, to own beneficially the Class A Preferred Stock.
(5) Does not include 210 shares of Class A Common Stock and 105 Shares of Class B Common Stock owned by Mr. Furman's wife, as to which he disclaims beneficial ownership under the securities laws. Includes 7,000 shares held by Mr. Furman as trustee for others, which are deemed beneficially owned by Mr. Furman under rules and regulations of the Securities and Exchange Commission.
(6) Does not include 15,080 shares of Class A Common Stock beneficially owned by Mr. Odak's wife under the rules and regulations of the Securities and Exchange Commission, as to which he disclaims beneficial ownership.
(7) The Capital Group Companies, Inc., is the parent company of Capital Research and Management Company, SMALLCAP World Fund, Inc. and Capital
     Guardian Trust Company. As a result of the investment power and in some cases the voting power held by the subsidiary companies, The Capital Group Companies, Inc., is deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Securities and Exchange Act of 1934.

Item 13.  Certain Relationships and Related Transactions

Under the terms of a Severance and Non-competition Agreement between the Company and Mr. Furman, dated December 31, 1990, the Company provided at no cost to Mr. Furman family health insurance coverage under the Company's regular employee health insurance plan. This obligation terminated March 2, 1999.

Mr. Cohen, a Co-founder of the Company, Vice-Chairperson and Director of the Company, has entered into an Employment Agreement with the Company for an employment term expiring on December 31, 1999 (renewable automatically thereafter in successive one year periods unless either Mr. Cohen or the Company gives notice to the other of non-renewal). The Agreement provides for a base salary of $200,000 per annum, subject to increases and bonuses at the discretion of the Board. The Agreement provides for a covenant not to compete during the employment term of the Agreement and for a three-year period thereafter, in consideration of payment by the Company (except as otherwise provided in the Agreement) of severance equal to the then-current base salary during the three-year period. The Agreement then provides for annual payments of $75,000 (adjusted for changes in the Consumer Price Index) for life, commencing with the end of the three-year severance period, and for specified insurance benefits and contains a provision for contemplated services to be provided to the Company after the end of the term of employment and severance period.

Mr. Greenfield, a Co-founder of the Company, Chairperson, and Director of the Company, has entered into an Employment Agreement with the Company for an employment term expiring on December 31, 1999 (renewable automatically thereafter in successive one year periods unless either Mr. Greenfield or the Company gives notice to the other of non-renewal). The Agreement provides for a base salary of $200,000 per annum, subject to increases and bonuses at the discretion of the Board. The Agreement also provides for a covenant not to compete during the employment term of the Agreement and for a three-year period thereafter, in consideration of payment by the company (except as otherwise provided in the Agreement) of severance equal to the then-current base salary during the three-year period. The Agreement then provides for annual payments of $75,000 (adjusted for changes in the Consumer Price Index) for life, commencing with the end of the three-year severance period, for specified insurance benefits and contains a provision for certain services contemplated to be provided to the Company after the end of the term of employment and severance period.

Mr. Odak, Chief Executive Officer, has a three-year Employment Agreement with the Company dated December 31, 1996, as amended. Under the terms of the Agreement, Mr. Odak is entitled to a base salary of $300,000 per annum, subject to increases from time to time by the Board of Directors, in its sole discretion ($315,000 has been set by the Board as the 1999 base salary). Mr. Odak received non-incentive stock options to purchase an aggregate of 360,000 shares of Class A Common Stock of the Company exercisable at $10.88 per share, the fair market value on the dates of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. These options become exercisable at various dates specified in the Employment Agreement, subject to acceleration of vesting as to specified amounts in the event that certain financial goals are achieved and the Compensation Committee makes certain findings with respect to Mr. Odak's performance in the applicable prior period, all as specified in detail in the Employment Agreement.

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

Mr. Odak may terminate his employment with the Company for good reason, as defined (in the absence of cause). In the event of such termination, base amount, benefits and options (including acceleration, period of exercisability and termination of options) shall be paid or provided in the same manner and extent as for a termination by the Company other than for cause.

Mr. Odak agrees not to compete with the Company during his period of employment and, after termination, for the greater of one year or the period during which severance payments are made.

Mr. Pezzani, Senior Director of Business Development has an Employment Agreement dated January 1, 1998, expiring December 31, 2000 with an annual renewal provision. The agreement provides for an annual base salary of $250,000 per annum, subject to increases from time to time by the CEO with approval by the Board of Directors. He is eligible for an annual bonus that is guaranteed to be at least $75,000, as determined by the CEO and approved by the Board of Directors. Mr. Pezzani received incentive stock options to purchase an aggregate of 52,000 shares of Class A common stock of the Company exercisable at $13.89 per share, the fair market value on the date of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. These options become exercisable over a four year period with one-fourth being exercisable on March 1, 1998 and up to an additional 1/48 of the shares covered by this Option on the last day of each month in the next three years. The Agreement also provides for medical, life insurance, 401 (k) plan and other employee benefits, a covenant not to compete during the term of the Agreement and for a two -year period thereafter.

The Agreement may be terminated at any time for by the Company for cause, as defined. The Company may also terminate the Agreement other than for cause, in which event the Company has a continuing obligation to pay Mr. Pezzani his base salary, bonuses that are earned and unpaid, for the monthly periods, but for a period not less than twelve months, specified in the Agreement. Additionally, the Company will continue to contribute the cost of Mr. Pezzani's participation in the Company's group medical and life insurance plans during the same period as his base salary is continued. Upon such termination, unvested options shall become exercisable to the extent so provided by the Agreement. Mr. Pezzani may terminate his employment with the Company for good reason, as defined (in the absence of cause). In the event of such termination, base salary, bonus, benefits and options shall be paid or provided in the same manner and extent as for termination by the Company Other Than For Cause.

Mr. Benders, Chief Marketing Officer, has an Employment Agreement dated October 20, 1997, expiring October 20, 2000. The agreement provides for an annual base salary of $225,000 per annum, subject to increases from time to time by the CEO with approval by the Board of Directors. He is eligible for an annual bonus as determined by the CEO and approved by the Board of Directors. Mr. Benders received incentive stock options to purchase an aggregate of 52,000 shares of Class A common stock of the Company exercisable at $12.63 per share, the fair market value on the date of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. These options become exercisable over a four year period with one-fourth being exercisable on October 20, 1998 and up to an additional 1/48 of the shares covered by this Option on the last day of each month in the next three years. The Agreement also provides for medical, life insurance, 401 (k) plan and other employee benefits, a covenant not to compete during the term of the Agreement and for a two - year period thereafter.

The Agreement may be terminated at any time for by the Company for cause, as defined. The Company may also terminate the Agreement other than for cause, in which event the Company has a continuing obligation to pay Mr. Benders his base salary for six months. Additionally, the Company will continue to contribute the cost of Mr.Benders' participation in the Company's group medical and life insurance plans during the same period as his base salary is continued.

Copies of the above described Agreements have been filed as exhibits to this Report on Form 10-K and the above descriptions are qualified by the definitive terms of the Agreements so filed as exhibits.

During the year ended December 27, 1997, the Company purchased RainForest Crunch cashew-brazilnut butter crunch candy to be included in Ben & Jerry's RainForest Crunch(R) flavor ice cream for an aggregate purchase price of approximately $800,000 from Community Products, Inc., a company of which Messrs. Cohen and Furman were the principal stockholders and directors. The candy was purchased from Community Products, Inc., at competitive prices and on standard terms and conditions. Community Products, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in early 1997, its business was sold and the matter (and related litigation) is pending in U.S. Bankruptcy Court. Ben & Jerry's located an alternative supplier for cashew-brazilnut butter crunch and no purchases were made in 1998 from Community Products, Inc. The termination of Ben & Jerry's relationship with Community Products, Inc. had no material effect on the Company's business.

In 1998, the Company paid $20,000 to Ms. Jennifer Henderson for services as a consultant in connection with service as a member of the Board of Directors.

In 1997, the Company paid a $60,000 fee to the Kaleel Jamison Consulting Group, Inc., for its role in the Company's hiring of Mr. Richard Doran, Senior Director of Human Resources. Mr. Frederick A. Miller, a Director of the Company is President of Kaleel Jamison Consulting Group, Inc. Prior to joining the Company, Mr. Doran was an employee of Kaleel Jamison Consulting Group, Inc.

In December 1997, the Company advanced $140,000 to Mr. Lawrence E. Benders, Chief Marketing Officer, under a non-interest bearing bridge loan for the purchase of his home in Vermont. In January 1998, Mr. Benders paid the bridge loan in full.

Item 14. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K

A.        List of financial statements and financial statement schedule:

                                                                                           Form 10-K
                                                                                          Page Number
                                                                                          -----------

     1. The following consolidated financial statements are included in Item 8:

         Consolidated Balance Sheets as of December 26, 1998 and December 27, 1997            F-2

         Consolidated Statements of Operations for the years ended
         December 26, 1998, December 27, 1997 and December 28, 1996                           F-3

         Consolidated Statements of Stockholders' Equity for the years ended
         December 26, 1998, December 27, 1997 and December 28, 1996                           F-4

         Consolidated Statements of Cash Flows for the years ended
         December 26, 1998, December 27, 1997 and December 28, 1996                           F-5

         Notes to Consolidated Financial Statements                                         F-6 - F-21

     2. The following financial statement schedule is included in Item 14(d)

         Schedule II - Valuation and Qualifying Accounts                                      F-22

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.

3.1 Articles of Association, as amended, of the Company [filed with the Securities and Commission as Exhibit 3.1 and 3.1.1 to the Company's Registration Statement on Form-1 (File No. 33-284) and incorporated herein by reference].

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

3.1.4 Amendment to Articles of Association approved June 28, 1997 (filed as Exhibit 3.1.4 to the Company's Annual Report on Form 10-K for the period ended December 27, 1997 and incorporated herein by reference).

3.2                 By-laws as  amended  through  November  10,  1995  (filed as
                    Exhibit 3.2.2 to the Company's Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).

3.2.1 Section 2 of Article 5 of the By-laws as amended on January 18, 1996 (filed as Exhibit 3.2.1 to the company's Form 10-K for the year ended December 30, 1995, and incorporated herein by reference).

3.2.2 Amendment to By-laws dated March 31, 1998 (filed as Exhibits 1 and 2 to the Company's Form 8-K dated April 1, 1998 and incorporated herein by reference).

3.2.3               Amendment to By-laws dated June 26, 1998 (filed as Exhibit A
                    to  the   Company's   Form  8-K  dated  July  30,  1998  and
                    incorporated herein by reference).

4.1                 See Exhibit 3.1.

4.2                 See Exhibit 3.2.

4.3                 Mortgage  and  Security   Agreement  between  the  state  of
                    Vermont,  the Company and the Howard  Bank,  N.A.  [filed as
                    Exhibit 4.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

4.4 Guaranty by the Company accepted by the Howard Bank, N.A., Trustee, and Marine Midland Bank, N.A., as amended [filed as Exhibits 4.2 and 4.2.1 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference], as amended November 20, 1987 [filed as
                    Exhibit 4.4 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated by reference], as amended January 31 and March 10, 1989 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year
                    ended   December  31,  1988  and   incorporated   herein  by
                    reference).

4.4.1 Amendment to item 4.4 dated July 28, 1992 [filed as Exhibit to the Company's Registration Statement on Form S-3 (file no. 33-51550) and incorporated herein by reference].

4.5 Loan Agreement and Amendment between the Village of Waterbury, Vermont and the Company [filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

4.6 Second Mortgage and Security Agreement dated December 11, 1984, between the Company and the Village of Waterbury, Vermont [filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

4.7 Grant Agreement between the Secretary of Housing and Urban Development and the Village of Waterbury, Vermont, dated September 15, 1984 [filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

4.8                 Form of Class A Common Stock  Certificate  [filed as Exhibit
                    4.8 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference].

4.9                 Form of Class B Common Stock  Certificate  [filed as Exhibit
                    4.9 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference].

4.11 Senior Note Agreement dated as of October 13, 1993 between Ben & Jerry's Homemade, Inc., and The Travelers Insurance Company and Principal Mutual Life Insurance Company (filed as Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1993 and incorporated herein by reference).

                    The registrant agrees to furnish a copy to the Commission upon request of any other instrument with respect to long-term debt (not filed as an exhibit) none of which relates to securities exceeding 10% of the total assets of the registrants.

4.12 Class A Common Stock Stockholder Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of July 30, 1998 (filed as Exhibit 1 to the Report on Form 8-K, dated August 13,1998 and hereby incorporated by reference).

4.13 Class B Common Stock Stockholder Rights Agreement dated July 30, 1998 (filed as Exhibit 4 to the Report on Form 8-K, dated August 13,1998 and hereby incorporated by reference).

10.1* Employment Agreement dated as of January 29, 1998 between Bennett R. Cohen and the Company (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended December 26, 1997 and hereby incorporated by reference).

*  Indicates management contract or compensatory plan, contract or arrangement.

10.4* Employment Agreement dated as of January 29, 1998 between Jerry Greenfield and the Company (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended December 26, 1997 and hereby incorporated by reference).

10.5 Settlement Agreement dated March 29, 1985 between the Company and Haagen-Daz, Inc. [filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

10.8 Distribution Agreement between the Company and Dreyer's Grand Ice Cream, Inc., dated January 6, 1987 (filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference), as amended as of January 30, 1989 (filed as
                    Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.8.1              Amendment  to Item 10.8  dated  August  31,  1992  [filed as
                    Exhibit 28.1 to the Company's Registration Statement on Form S-3 (file no. 33-51550) and incorporated herein by reference].

10.8.2              Amendment  to Item  10.8  dated  April  18,  1994  (filed as
                    Exhibit 2 to the Company's Quarterly Report on Form 10-Q dated March 26, 1994 and incorporated herein by reference).

10.8.3** Amendment to Item 10.8 dated as of January 11, 1999 (filed herewith).

10.9 License Agreement between the Company and Jerry Garcia and Grateful Dead Productions, Inc. dated July 26, 1987 [filed as Exhibit 10.15 to the company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference].

10.10** New Distribution Agreement with Dreyer's Grand Ice Cream, Inc., dated as of January 11, 1999 (filed herewith).

10.10.1**           Addendum to Item 10.10 (filed herewith).

10.11** Agreement with the Pillsbury Company dated as of August 26, 1998 (filed herewith).

10.11.1             Amendment to Item 10.11 (filed herewith).

10.15 Franchise Agreement between the Company and BJ O/R, a California limited partnership, dated June 9, 1993 (filed as
                    Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1993 and incorporated herein by reference).

10.19* 1986 Restricted Stock Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

* Indicates management contract or compensatory plan, contract or arrangement.

** Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

10.20 1986 Employee Stock Purchase Plan [filed as Exhibit 4 to the Company's Registration Statements on Form S-8 (file nos. 33-9420 and 33-17594) and incorporated herein by reference].

10.20.1 Amendment to Employee Stock Purchase Plan dated on August 4, 1995 (filed as Exhibit 10.20.1 on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

10.21* 1985 Stock Option Plan (filed as Exhibit 10.21 to the company's Annual Report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference).

10.21.1*            1994  Amendment  to 1985 Stock Option Plan (filed as Exhibit
                    10.21 to the Company's Annual Report on Form 10-K for the year ended December 30, 1994 and incorporated herein by reference).

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

10.22.2             Amendment  to Item  10.22  dated  June 28,  1990  (filed  as
                    Exhibit 10.22 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.22.3             Amendment  to Item 10.22  dated  January  1, 1991  (filed as
                    Exhibit 10.22.3 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.22.4 Amendment to Item 10.22 dated January 1, 1998 (filed herewith).

10.23* 1991 Restricted Stock Plan (filed as Exhibit 10.23 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.24 Severance/Non-Competition Agreement dated as of December 31, 1990 between Jeffrey Furman and the Company (filed as
                    Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

10.25               1999 Equity Incentive Plan (filed herewith)

10.27               1992 Non-employee Directors' Restricted Stock Plan (filed as
                    Exhibit 10.27 to the Company's Report on Form 10-K for the year ended December 25, 1993 and incorporated herein by reference).

* Indicates management contract or compensatory plan, contract or arrangement.

** Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the indicated Exhibits mean that material has been omitted and separately filed with the Commission.

10.29* 1995 Equity Incentive Plan (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

10.29.1* Amendment to Item 10.29 (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, and incorporated herein by reference).

10.29.2*            Amendment to Item 10.29 (filed herewith).

10.30 Non-Employee Directors' Plan for Stock in Lieu of Directors' Cash Retainer dated August 4, 1995 (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

10.31* Employment Agreement dated August 21, 1995 between the Company and Bruce Bowman (filed as Exhibit 10.31 to the Company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

10.32 Lease dated February 1, 1996 between the Company and Technology Park Associates, Inc. (filed as Exhibit 10.31 to the company's Form 10-K for the year ended December 30, 1995 and incorporated herein by reference).

10.33* Employment Agreement dated December 31, 1996 between the company and Perry D. Odak (filed as Exhibit 10.33 to the Company's Form 10-K for the year ended December 28, 1996 and incorporated herein by reference).

10.33.1* Amendment dated as of February 28, 1999 to Item 10.33 (filed herewith.)

10.34* Employment Agreement dated January 1, 1998 between the Company and Angelo M. Pezzani (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 27, 1997 and incorporated herein by reference).

10.35* Employment Agreement dated October 20, 1997 between the Company and Lawrence Benders (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 27, 1997 and incorporated herein by reference).

10.36 Importation and Marketing Agreement between the Company, Seven-Eleven Japan Co., Ltd., Tower Enterprise Corporation and ATF Co., Ltd. dated December 19, 1997 (filed as Exhibit
                    10.34 to the Company's Form 10-K for the year ended December 27, 1997 and incorporated herein by reference).

11.0                The  computation  of Per Share Earnings is  incorporated  by
                    reference  from  Note  11  of  the  Company's   consolidated
                    financial statements (filed herewith).

21.1                Subsidiaries  of the  registrant  as of  December  26,  1998
                    (filed herewith).

23.0                Consent of Ernst & Young LLP (filed herewith).

27.0 Financial data schedule (filed herewith). (b) No current reports on Form 8-K were filed during the fourth quarter of 1998.

* Indicates management contract or compensatory plan, contract or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEN & JERRY'S HOMEMADE, INC.


Dated:  March 26, 1999              By: /s/ Frances Rathke
                                    ----------------------------

                                           Frances Rathke
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


March 25, 1999                 /s/ Elizabeth Bankowski
                               -------------------------------------------------
                               Elizabeth Bankowski
                               Director, Director of Social Mission Development

March 25, 1999                 /s/ Bennett R. Cohen
                               -------------------------------------------------
                               Bennett R. Cohen
                               Director and Vice-Chairperson

March 25, 1999                 /s/ Pierre Ferrari
                               -------------------------------------------------
                               Pierre Ferrari
                               Director

March 25, 1999                 /s/ Jeffrey Furman
                               -------------------------------------------------
                               Jeffrey Furman
                               Director

March 25, 1999                 /s/ Jerry Greenfield
                               -------------------------------------------------
                               Jerry Greenfield
                               Director and Chairperson

March 25, 1999                 /s/ Jennifer Henderson
                               -------------------------------------------------
                               Jennifer Henderson
                               Director

March 25, 1999                 /s/ Frederick A. Miller
                               -------------------------------------------------
                               Frederick A. Miller
                               Director

March 25, 1999                 /s/ Henry Morgan
                               -------------------------------------------------
                               Henry Morgan
                               Director

March 25, 1999                 /s/ Perry Odak
                               -------------------------------------------------
                               Perry Odak
                               Director, Principal Executive Officer
                               and President

March 25, 1999                 /s/ Frances Rathke
                               -------------------------------------------------
                               Frances Rathke
                               Principal Financial Officer and
                               Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 26, 1998

                          BEN & JERRY'S HOMEMADE, INC.

                            SOUTH BURLINGTON, VERMONT

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          AND
                                             FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors..................................................................................F-1

Consolidated Balance Sheets as of December 26, 1998 and December 27, 1997.......................................F-2

Consolidated Statements of Operations for the years ended December 26, 1998,
December 27, 1997 and December 28, 1996.........................................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December 26, 1998,
December 27, 1997 and December 28, 1996.........................................................................F-4

Consolidated Statements of Cash Flows for the years ended December 26, 1998,
December 27, 1997 and December 28, 1996.........................................................................F-5

Notes to Consolidated Financial Statements.....................................................................F- 6

Financial Statement Schedule:

SCHEDULE II - Valuation and Qualifying Accounts................................................................F-22


                           REPORT OF ERNST & YOUNG LLP

                              INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Ben & Jerry's Homemade, Inc.

We have audited the accompanying consolidated balance sheets of Ben & Jerry's Homemade, Inc. as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ben & Jerry's Homemade, Inc. at December 26, 1998 and December 27, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts

January 22 1999, except for Note 17,
as to which the date is February 26, 1999

                         BEN & JERRY'S HOMEMADE, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                         December 26,        December 27,
                                                              1998                1997
                                                       -------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 25,111            $ 47,318
  Short term investments                                           22,118                 481
  Trade accounts receivable:
      (less allowance of $979 in 1998
       and $1,066 in 1997 for doubtful accounts)                   11,338              12,710
  Inventories                                                      13,090              11,122
  Deferred income taxes                                             7,547               6,071
  Prepaid expenses and other current assets                         3,105               2,378
                                                       -------------------  ------------------
      Total current assets                                         82,309              80,080

Property, plant and equipment, net                                 63,451              62,724
Investments                                                           303               1,061
Other assets                                                        3,438               2,606
                                                       -------------------  ------------------
                                                                $ 149,501           $ 146,471
                                                       ===================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $ 28,662            $ 23,266
  Current portion of long-term debt and
      obligations under capital leases                              5,266               5,402
                                                       -------------------  ------------------
      Total current liabilities                                    33,928              28,668

Long-term debt and obligations under capital leases                20,491              25,676

Deferred income taxes                                               4,174               5,208

Stockholders' equity:
  $1.20  noncumulative  Class A preferred stock -
      par value $1.00 per share, redeemable  at
      $12.00 per share;  900  shares  authorized,
      issued and outstanding; aggregated preference
      on liquidation - $9,000                                           1                   1
  Class A common stock - $.033 par value; authorized
      20,000,000 shares; issued: 6,592,392 at
      December 26, 1998 and 6,494,835 at
      December 27, 1997                                               218                 214
  Class B common stock - $.033 par value; authorized
      3,000,000 shares; issued:  824,480 at
      December 26, 1998 and 866,235 at
      December 27, 1997                                                27                  29
  Additional paid-in-capital                                       50,556              49,681
  Retained earnings                                                45,328              39,086
  Accumulated other comprehensive income                             (151)               (129)
  Treasury stock, at cost: 291,032 Class A and 1,092 Class B shares at December 26, 1998 and  124,532 Class A
      and 1,092 Class B shares at December 27, 1997                (5,071)             (1,963)
                                                       -------------------  ------------------
      Total stockholders' equity                                   90,908              86,919
                                                       -------------------  ------------------
                                                                $ 149,501           $ 146,471
                                                       ===================  ==================

                 See notes to consolidated financial statements.



                                      F-2


             BEN & JERRY'S HOMEMADE, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands except share amounts)
                                                                                Fiscal Year Ended
                                                       -------------------------------------------------------------
                                                       December 26, 1998    December 27, 1997    December 28, 1996
                                                       -------------------  -------------------  -------------------

Net sales                                                       $ 209,203            $ 174,206            $ 167,155

Cost of sales                                                     136,225              114,284              115,212
                                                       -------------------  -------------------  -------------------

Gross profit                                                       72,978               59,922               51,943

Selling, general and
     administrative expenses                                       63,895               53,520               45,531


Other income (expense):
Interest income                                                     2,248                1,938                1,676
Interest expense                                                   (1,888)              (1,992)              (1,996)
Other income (expense), net                                           333                  (64)                 243
                                                       -------------------  -------------------  -------------------
                                                                      693                 (118)                 (77)
                                                       -------------------  -------------------  -------------------


Income before income taxes                                          9,776                6,284                6,335

Income taxes                                                        3,534                2,388                2,409
                                                       -------------------  -------------------  -------------------

Net income                                                        $ 6,242              $ 3,896              $ 3,926
                                                       ===================  ===================  ===================

Shares used to compute net income per common share

     Basic                                                          7,197                7,247                7,189
     Diluted                                                        7,463                7,334                7,230

Net income per common share

     Basic                                                         $ 0.87               $ 0.54               $ 0.55
     Diluted                                                       $ 0.84               $ 0.53               $ 0.54




                 See notes to consolidated financial statements.




                                       F-3




                                            Consolidated Statements of Stockholders' Equity
                                                   (In thousands except share data)

                                                                                                               Accumulated
                                                                Common Stock        Additional                    Other
                                                           ---------------------
                                              Preferred     Class A    Class B      Paid-in      Retained     Comprehensive
                                                Stock      Par Value  Par Value     Capital      Earnings       Income
                                                ------     ---------  ---------     -------      --------       -------
                                              Par Value
                                              ---------
Balance at December 30, 1995                      $1         $209        $30        $48,521      $31,264         $(114)
Net income                                                                                         3,926
Common stock issued under stock
 purchase plan (15,674 Class A shares)                                                  205
Conversion of Class B shares to Class A
 shares (16,661 shares)                                         1         (1)
Common stock issued under restricted
 stock plan (2,096 Class A shares)                                                       27
Foreign currency translation adjustment                                                                             (4)

Net comprehensive income

                                              ------------------------------------------------------------------------------
Balance at December 28, 1996                       1          210         29         48,753       35,190          (118)
Net income                                                                                         3,896
Common stock issued under stock
 purchase plan (15,406 Class A shares)                          1                       148
Conversion of Class B shares to Class A
 shares (31,451 shares)                                         1
Common stock issued under stock and
 option plans (83,267 Class A shares)                           2                       907
Repurchase of common stock
 (77,500 Class A shares)
Issuance of treasury stock for
 compensation (20,000 Class A shares)                                                  (127)
Foreign currency translation adjustment                                                                            (11)

Net comprehensive income

                                              -----------------------------------------------------------------------------
Balance at December 27, 1997                       1          214         29         49,681       39,086          (129)
Net income                                                                                         6,242
Common stock issued under stock
 purchase plan (14,277 Class A shares)                          -                       179
Conversion of Class B shares to Class A
 shares (41,755 shares)                                         2         (2)
Common stock issued under stock and
 option plans(41,525 Class A shares)                            2                       696
Repurchase of Common Stock (166,500
   Class A shares)
Foreign currency translation adjustment                                                                            (22)

Net comprehensive income

                                              ------------------------------------------------------------------------------
Balance at December 26, 1998
                                                  $1         $218        $27        $50,556      $45,328         $(151)
                                              ============ ========== ========== ============== =========== ================








                                                  Treasury Stock
                                                  --------------         Total
                                               Class A   Class B    Stockholders'   Comprehensive
                                                Cost       Cost         Equity          Income
                                                ----       ----         ------          ------

Balance at December 30, 1995                  $(1,375)      $(5)        $78,531
Net income                                                                3,926          $3,926
Common stock issued under stock
 purchase plan (15,674 Class A shares)                                      205
Conversion of Class B shares to Class A
 shares (16,661 shares)
Common stock issued under restricted
 stock plan (2,096 Class A shares)                                           27
Foreign currency translation adjustment                                      (4)
                                                                                             (4)
Net comprehensive income                                                            -------------
                                                                                         $3,922
                                              ------------------------------------- =============
Balance at December 28, 1996                   (1,375)       (5)         82,685
Net income                                                                3,896          $3,896
Common stock issued under stock
 purchase plan (15,406 Class A shares)                                      149
Conversion of Class B shares to Class A
 shares (31,451 shares)                                                       1
Common stock issued under stock and
 option plans (83,267 Class A shares)                                       909
Repurchase of common stock
 (77,500 Class A shares)                         (988)                     (988)
Issuance of treasury stock for
 compensation (20,000 Class A shares)             405                       278
Foreign currency translation adjustment                                     (11)
                                                                                            (11)
Net comprehensive income                                                            -------------
                                                                                         $3,885
                                              ------------------------------------- =============
Balance at December 27, 1997                   (1,958)       (5)         86,919
Net income                                                                6,242          $6,242
Common stock issued under stock
 purchase plan (14,277 Class A shares)                                      179
Conversion of Class B shares to Class A
 shares (41,755 shares)
Common stock issued under stock and
 option plans(41,525 Class A shares)                                        698
Repurchase of Common Stock (166,500
   Class A shares)                             (3,108)                   (3,108)
Foreign currency translation adjustment                                     (22)
                                                                                            (22)
Net comprehensive income                                                            -------------
                                                                                         $6,220
                                              ------------------------------------- =============
Balance at December 26, 1998                  $(5,066)      $(5)        $90,908
                                              ========== ========== ===============




                 See notes to consolidated financial statements.



                 BEN & JERRY'S HOMEMADE, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)

                                                                        Fiscal Year Ended
                                                       ---------------------------------------------------
                                                       December 26,          December 27,        December 28,
                                                           1998                  1997                1996
                                                       --------------       ---------------      --------------
Cash flows from operating activities:
Net income                                                   $ 6,242               $ 3,896             $ 3,926
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                             8,181                 7,711               7,091
     Provision for bad debts                                      50                   630                 408
     Deferred income taxes                                    (2,510)               (1,599)                809
     Stock compensation                                                                405                  10
     Loss on disposition of assets                               112                   124
      Changes in operating assets and liabilities:
     Accounts receivable                                       1,460                (5,318)              3,146
     Inventories                                              (1,968)                4,243                 (89)
     Prepaid expenses                                           (501)                  (64)             (2,749)
     Accounts payable and accrued expenses                     5,385                 5,868                 897
     Income taxes payable/receivable                            (364)                1,743                 806
                                                       --------------       ---------------      --------------
Net cash provided by operating activities                     16,087                17,639              14,255

Cash flows from investing activities:
Additions to property, plant and equipment                    (8,770)               (5,236)            (12,333)
Proceeds from sale of assets                                       0                    48                 168
Changes in other assets                                       (1,082)                 (425)               (466)
Increase in investments                                      (20,879)                  (76)               (320)
                                                       --------------       ---------------      --------------
Net cash used for investing activities                       (30,731)               (5,689)            (12,951)

Cash flows from financing activities:
Repayments of long-term debt and capital leases               (5,321)                 (669)               (678)
Repurchase of common stock                                    (3,108)                 (988)
Proceeds from issuance of common stock                           877                   932                 232
                                                       --------------       ---------------      --------------
Net cash used for financing activities                        (7,552)                 (725)               (446)

Effect of exchange rate changes on cash                          (11)                  (11)               (160)
                                                       --------------       ---------------      --------------
(Decrease) increase in cash and cash equivalents             (22,207)               11,214                 698

Cash and cash equivalents at beginning of year                47,318                36,104              35,406
                                                       --------------       ---------------      --------------

Cash and cash equivalents at end of year                    $ 25,111              $ 47,318            $ 36,104
                                                       ==============       ===============      ==============

                 See notes to consolidated financial statements.






Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

1.   SIGNIFICANT ACCOUNTING POLICIES

Business

Ben & Jerry's Homemade, Inc. (the "Company") makes and sells super premium ice cream and other frozen dessert products through distributors and directly to retail outlets primarily located in the United States and selected foreign countries, including Company-owned and franchised ice cream parlors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in December. Fiscal years 1998, 1997 and 1996 consisted of the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively.

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

Investments

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At December 26, 1998, the Company considers all its investments, except for certificates of deposit, as available for sale. Available-for-sale securities are carried at cost, which approximates fair value for the year ended December 26, 1998 and December 27, 1997. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Held-to-maturity securities and available-for-sale securities are stated at amortized cost, adjusted for amortization of premium and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The Company sells its products primarily to well-established frozen dessert distribution or retailing companies throughout the United States and in certain countries outside the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, the Company has not experienced significant losses related to investments or trade receivables.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign operations are translated into United States dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income. Transaction gains or losses are recognized as other income or expense in the period incurred. Translation and transaction gains or losses have been immaterial for all periods presented.

Foreign Currency Hedging

The Company hedges foreign currency risk by entering into future options based on projected forecasts of a portion of the Company's International Business. In addition, from time to time, the Company enters into forward contracts to hedge foreign currency denominated sales. Realized and unrealized gains or losses on contracts or options that hedge anticipated cash flows are determined by comparison of contract or option value upon execution (realized) and at each balance sheet for open contracts or options (unrealized). Realized gains and losses are recognized at the balance sheet date as other income or expense for the period. In the case of options entered into based on projected forecasts, unrealized gains and losses are recognized upon the determination that circumstances have changed which cause the hedged instrument to be speculative in nature.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Transaction gains or losses have been immaterial for all periods presented.

Revenue Recognition

The Company recognizes revenue and the related costs when product is shipped. The Company recognizes franchise fees as income for individual stores when services required by the franchise agreement have been substantially performed and the store opens for business. Franchise fees relating to area franchise agreements are recognized in proportion to the number of stores for which the required services have been substantially performed. Franchise fees recognized as income and included in net sales were approximately $708,000, $553,000 and $301,000 in 1998, 1997 and 1996, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense (excluding cooperative advertising with distribution companies) amounted to approximately $10.6 million, $6.7 million, and $3.4 million in 1998, 1997 and 1996, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). As permitted by FAS 123, the Company continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

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

Comprehensive Income

As of December 28, 1997 the Company adopted Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Total comprehensive income amounted to $6.2 million for the year ended December 26, 1998 and $3.9 million for the years ended December 27, 1997 and December 28, 1996, respectively. Other comprehensive income consisted of adjustments for net foreign currency translation losses in the amounts of $22,000, $11,000 and $4,000 for 1998, 1997 and 1996, respectively.

Segment Information

As of December 28, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 15.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes standards for public companies regarding the recognition and measurement of derivatives and hedging activities. The statement is effective for the Company in fiscal year 2000. The Company does not believe the adoption of this statement will have a material impact on the Company's financial statements based on the nature and extent of the Company's use of derivative instruments at the present time.

2.   CASH AND INVESTMENTS

The following is a summary of cash, cash equivalents and investments as of December 26, 1998 and December 27, 1997:

                                                December 26, 1998
                                Cash and Cash       Short-Term
                                 Equivalents       Investments       Investments
                                 -----------       -----------       -----------
Cash                                $  7,834
Commercial paper                       3,277
Tax exempt floating
 rate notes                              800
Municipal bonds                       13,200           $14,926
Convertible bonds                                          955
Preferred stock                                          5,649
                                      ------           -------          ----
                                      25,111            21,530
Certificates of deposit                                    588          $303
                                     -------           -------          ----
                                     $25,111           $22,118          $303
                                     =======           =======          ====

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

                                                December 27, 1997
                                Cash and Cash       Short-Term
                                 Equivalents        Investments      Investments
                                 -----------        -----------      -----------

Cash                                 $ 1,750
Municipal bonds                       45,568
                                      ------              ----        ------
                                      47,318
Certificates of deposit                                   $481        $1,061
                                     -------              ----        ------
                                     $47,318              $481        $1,061
                                     =======              ====        ======

The Company considers all of its investments, except for certificates of deposit, as available for sale. Certificates of deposit are held to maturity. Municipal bonds included in cash and cash equivalents mature at par in thirty to forty-five days, at which time the interest rate is reset to the then market rate, and the Company may convert the investment to cash. Municipal bonds and convertible bonds recorded as short-term investments have varying maturities in 1999 and beyond, however, the Company does not intend to hold such investments to maturity. During 1998, the Company also invested in fixed income preferred stock of primarily financial institutions.

The costs of all short-term investments approximated the estimated fair value of such investments. Gross unrealized gains and losses were not significant for all short-term investments held at December 26, 1998 or December 27, 1997.

Gross purchases and maturities aggregated $221.6 million and $228.4 million in 1998, $43.1 million and $25.4 million in 1997, and $61.1 million and $63.9 million in 1996. Realized gains and losses were not material for all periods presented.

3. INVENTORIES

                                                   December 26,     December 27,
                                                       1998             1997
                                                   -----------      ------------
   Ice cream and ingredients                           $12,025           $10,294
   Paper goods                                             524               536
   Food, beverages, and gift items                         541               292
                                                       -------           -------
                                                       $13,090           $11,122
                                                       =======           =======


The Company purchased certain ingredients from a company owned by the Company's Vice Chairperson and a member of the Board of Directors, which amounted to approximately $800,000 in 1997. No such purchases were made in 1998 or 1996.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

4.   PROPERTY, PLANT AND EQUIPMENT

                                           December 26,           December 27,      Estimated Useful
                                               1998                  1997           Lives/Lease Term
                                           ---------             ---------           ----------------

Land and improvements                      $   4,520             $   4,520           15-25 years
Buildings                                     37,940                37,650           25 years
Equipment and furniture                       52,047                44,609           3-20 years
Leasehold improvements                         3,727                 3,221           3-10 years
Construction in progress                       2,058                 2,676
                                           ---------             ---------
                                             100,292                92,676
Less accumulated depreciation                 36,841                29,952
                                           ---------             ---------
                                           $  63,451             $  62,724
                                           =========             =========

Depreciation expense for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 was $7.9 million, $7.4 million and $6.7 million, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                            December 26,          December 27,
                                              1998                    1997
                                           ---------             ---------

      Trade accounts payable                 $ 4,623              $  3,832
      Accrued expenses                        12,552                10,313
      Accrued payroll and related costs        3,272                 2,076
      Accrued promotional costs                4,297                 3,581
      Accrued marketing costs                  2,837                 2,230
      Accrued insurance expense                1,081                 1,234
                                           ---------             ---------
                                           $  28,662             $  23,266
                                           =========             =========

6.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                            December 26,          December 27,
                                              1998                    1997
                                           ---------             ---------
      Senior Notes - Series A payable
       in annual  installments  beginning
       in 1998 through 2003 with interest
       payable semiannually at 5.9%          $16,680               $20,000
      Senior Notes - Series B payable
       in annual installments beginning
       in 1998 through 2003 with interest
       payable semiannually at 5.73%           8,333                10,000
      Other long-term obligations                744                 1,078
                                           ---------             ---------
                                              25,757                31,078
      Less current portion                     5,266                 5,402
                                           ---------             ---------
                                             $20,491               $25,676
                                           =========             =========

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Property, plant and equipment having a net book value of approximately $19.5 million at December 26, 1998 are pledged as collateral under certain long-term debt arrangements.

Long-term debt and capital lease obligations at December 26, 1998 maturing in each of the next five years and thereafter are as follows:

                                          Capital Lease          Long-term
                                           Obligations              Debt
                                           -----------           ---------
      1999                                 $      78             $   5,219
      2000                                        78                 5,076
      2001                                        57                 5,039
      2002                                        15                 5,033
      2003                                        15                 5,098
      Thereafter                                 199                     -
                                           ---------             ---------
      Total minimum payments                     442                25,465
      Less amounts representing interest         150                     -
                                           ---------             ---------
                                           $     292              $ 25,465
                                           =========             =========

The Company capitalized no interest in 1998, 1997 or 1996. Interest paid amounted to $1,832,000, $1,975,000 and $1,973,000 for 1998, 1997 and 1996,
respectively.

The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' base rate or at LIBOR plus a margin based on a pre-determined formula. No amounts were borrowed under these or any bank agreements during 1998. The working capital line of credit agreements expire December 23, 2001.

Certain of the debt agreements contain restrictive covenants requiring maintenance of minimum levels of working capital, net worth and debt to capitalization ratios. As of December 26, 1998, the Company was in compliance with the provisions of these agreements. Under the most restrictive of these covenants, distributions are limited to an amount of $5 million plus 75% of earnings and 100% of net losses since June 30, 1993; approximately $20.6 million of retained earnings at December 26, 1998 was available for payment of dividends.

As of December 26, 1998, the carrying amount and fair value of the Company's long-term debt were $25.8 million and $24.4 million, respectively, and as of December 27, 1997, they were $31.1 million and $29.7 million, respectively.

7.   STOCKHOLDERS' EQUITY

The Class A Preferred Stock has one vote per share on all matters on which it is entitled to vote and is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. The Class A Preferred Stock is redeemable by the Company, by vote of the Continuing Directors (as defined in the Articles of Association). The Class A Common Stock has one vote per share on all matters on which it is entitled to vote. In June 1987, the Company's shareholders adopted an amendment to the

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Company's Articles of Association that authorized 3 million shares of a new Class B Common Stock and redesignated the Company's existing Common Stock as Class A Common Stock. The Class B Common Stock has ten votes per share on all matters on which it is entitled to vote, except as may be otherwise provided by law, is generally non-transferable as such and is convertible into Class A Common Stock on a one-for-one basis. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent, which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock thereby sold.

8.   SHAREHOLDER RIGHTS PLAN

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

9.   STOCK BASED COMPENSATION PLANS

The Company has two stock option plans:

The 1985 Option Plan provides for the grant of incentive and non-incentive stock options to employees or consultants. The 1985 Option Plan provides that options are granted with an exercise price equal to the market price of the Company's common stock on the date of grant. The 1985 Option Plan expired in August 1995, however, some options granted under this plan are outstanding as of December 26, 1998. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or eight years, and in some cases with provisions for acceleration of vesting upon the occurrence of certain events. The exercise period cannot exceed ten years from the date of grant.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

A summary of the 1985 Option Plan activity is as follows:

                                                         Weighted Average
                                         Number of        Exercise Price             Option Price
                                         Options            Per Share                 Per Share
                                         -------          ---------------    ----------------------------
Outstanding at December 30, 1995         357,437             $13.40          $10.63        -     $16.75
     Granted                                   -                  -               -        -          -
     Exercised                                 -                  -               -        -          -
     Forfeited                          (109,819)             11.34           10.81        -      16.75
                                        ---------            ------
Outstanding at December 28, 1996         247,618              14.31           10.63        -      16.75
     Granted                                   -                  -               -        -          -
     Exercised                           (80,000)             10.81           10.81        -      10.81
     Forfeited                           (10,807)             16.75           16.75        -      16.75
                                         --------            ------
Outstanding at December 27, 1997         156,811              15.92           10.63        -      16.75
     Granted                                   -                  -               -        -          -
     Exercised                           (34,859)             16.75           16.75        -      16.75
     Forfeited                            (6,381)             16.75           16.75        -      16.75
                                       ----------            ------
Outstanding at December 26, 1998         115,571             $15.63           10.63        -      16.75
                                       ==========            ======
Options vested at December 26, 1998      100,571             $15.87           10.63        -      16.75
                                       ==========            ======

The 1995 Equity Incentive Plan provides for the grant to employees, and other key persons or entities, including non-employee directors who are in the position, in the opinion of the Compensation Committee, to make a significant contribution to the success of the Company, of incentive and non-incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards, cash or stock performance awards, loans or supplemental grants, or combinations thereof. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or six years, and in some cases subject to acceleration of vesting upon specified events including a change in control (as defined). The exercise period cannot exceed ten years from the date of grant. At December 26, 1998, 103,500 shares of Class A Common Stock were available under the 1995 Equity Incentive Plan.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

A summary of the 1995 Equity Incentive Plan activity is as follows:

                                                   Weighted Average
                                     Number of      Exercise Price         Option Price
                                      Options         Per Share              Per share
                                      -------      ---------------        ----------------

Outstanding at December 30, 1995       25,000          $19.00             $19.00  - $19.00
  Granted                              62,500           13.97              12.38  -  16.00
  Exercised                                --              --                 --        --
  Forfeited                                --              --                 --        --
                                      -------           -----
Outstanding at December 28, 1996       87,500           15.41              12.38  -  19.00
  Granted                             694,000           12.04              10.88  -  13.89
  Exercised                                --              --                 --        --
  Forfeited                           (27,500)          16.00              16.00  -  16.00
                                      --------          -----
Outstanding at December 27, 1997      754,000           12.28              10.88  -  19.00
  Granted                              42,500           18.19              14.75  -  19.25
  Exercised                            (1,770)          12.63              12.63  -  12.63
  Forfeited                                --              --                 --        --
                                      -------          ------
Outstanding at December 26, 1998      794,730          $12.60              10.88  -  19.25
                                      =======          ======
Options vested at December 26, 1998   281,450          $12.37              10.88  -  19.25
                                      =======          ======


The Company maintains an Employee Stock Purchase Plan, which authorizes the issuance of up to 300,000 shares of common stock. All employees with six months of continuous service are eligible to participate in this plan. Participants in the plan are entitled to purchase Class A Common Stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of market value of the stock at the beginning or end of the offering period. At December 26, 1998 142,021 shares had been issued under the plan and 157,979 were available for future issuance.

The Company has a Restricted Stock Plan (the 1992 Plan) which provides that non-employee directors, on becoming eligible, may be awarded shares of Class A Common Stock by the compensation Committee of the Board of Directors. Shares issued under the plan become vested over periods of up to five years. The Company has also adopted the 1995 Plan, which provides that non-employee directors can elect to receive stock in lieu of a Director's annual cash retainer. In 1998, 4,896 shares were issued to non-employee directors. These shares vest immediately. At December 26, 1998 a total of 12,259 shares had been awarded under these plans, all of which were fully vested, and 22,741 shares were available for future awards. Unearned compensation on unvested shares is recorded as of the award date and is amortized over the vesting period.

Exercise prices for options outstanding at December 26, 1998 under all of the Company's stock plans ranged from $10.63 - $19.25. The weighted average remaining contractual life of those options is 8.0 years.

As of December 26, 1998, a total of 284,220 shares are reserved for future grant or issue under all of the Company's stock plans.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

The Company's stock option plans provide for the grant of options to purchase shares of the Company's common stock to both employees and consultants. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. In accounting for its employee stock options under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has followed FAS 123 for stock options granted to non-employees as required.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information to be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               1998      1997      1996
                                               -----     -----     -----
Risk-free interest rates                       5.10%     5.53%     6.15%
Dividend yield                                 0.00%     0.00%     0.00%
Volatility factor                              0.32      0.34      0.39
Weighted average expected lives (in years)     2.4       3.6       3.3

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The impact on pro forma net income may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures. The Company's pro forma information follows (in thousands except for earnings per share information):

                                              1998           1997          1996
                                              -----          -----        -----
Pro forma net income                          $5,935         $3,600       $3,796
Pro forma earnings per share - diluted         $0.80         $0.49         $0.53
Weighted average fair value of options
at the date of grant                           $4.22         $4.16         $4.26

10.  INCOME TAXES

The provision for income taxes consists of the following:

Federal           1998            1997         1996
-------          -----           -----        ------
Current         $5,041          $3,300        $1,348
Deferred        (2,093)         (1,388)          681
               -------        --------     ---------
                 2,948           1,912         2,029
               -------         -------      --------
State
-----
Current          1,003             686           252
Deferred          (417)           (210)          128
               -------        --------     ---------
                   586             476           380
               -------         -------      ---------
                $3,534          $2,388        $2,409
               =======         =======      ========

                                      F-16

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data


Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                         1998             1997              1996
                                        -----            -----             -----
Tax at statutory rate                   34.0 %           34.0 %            34.0 %
State tax, less federal tax effect       4.0              5.0               6.0
Income tax credits                      (1.0)            (1.0)             (1.0)
Tax exempt interest                     (3.0)            (2.9)             (2.4)
Other, net                               2.1              2.9               1.4
                                       -----            -----             -----
Provision for income taxes              36.1 %           38.0 %            38.0 %
                                       =====            =====             =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are attributable to the following:

                                                1998              1997
                                                -----             -----
Deferred tax assets:
     Accrued liabilities                        $6,425            $3,872
     Inventories                                 1,413             1,503
     Accounts receivable                           430               475
     Other                                         475               221
                                                ------            ------
     Total deferred tax assets                   8,743             6,071

Deferred tax liabilities:
     Depreciation                                5,231             5,193
     Other                                         139                15
                                                ------            -------
     Total deferred tax liabilities              5,370             5,208
                                                ------            ------

         Net deferred tax assets                $3,373            $  863
                                                ======            ======

Income taxes paid amounted to $6.2 million, $2.2 million and $1.7 million during 1998, 1997 and 1996, respectively.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      1998           1997         1996
                                                      -----          -----        -----
Numerator:
     Net income                                      $6,242          $3,896       $3,926
                                                     ------          ------       ------
Denominator:
     Denominator for basic earnings per share-
         weighted-average shares                      7,197           7,247        7,189

     Dilutive employee stock options                    266              87           41
                                                     ------          ------       -------
     Denominator for diluted earnings per share-
         adjusted weighted-average shares and
         assumed conversions                          7,463           7,334         7,230
                                                    =======          ======        ======
     Net income per common share
         Basic                                        $0.87           $0.54         $0.55
                                                    =======          ======        ======
         Diluted                                      $0.84           $0.53         $0.54
                                                    =======          ======        ======

Options to purchase 32,500 shares of common stock at $19.25 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 146,811 shares of common stock at prices ranging from $16.75
- $19.00 and 194,033 shares of common stock at prices ranging from $12.38 - $16.75 were outstanding in 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Under an agreement with an outside consultant, if the average of the closing market value of the stock is in excess of $22.00 per share over a ninety day period, the consultant would be entitled to purchase 125,000 shares of common stock at $14.00 per share. These 125,000 additional warrants, which expire on July 1, 2004, are not included in the computation of diluted earnings per share because the stock did not exceed $22.00 during 1998.

12. THE BEN & JERRY'S FOUNDATION, INC.

In October 1985, the Company issued 900 shares of Class A Preferred Stock to the Ben & Jerry's Foundation, Inc. (the Foundation), a not-for-profit corporation qualified under Section 501 (c)(3) of the Internal Revenue Code. The primary purpose of the Foundation is to be the principal recipient of cash contributions from the Company which are then donated to various community organizations and other charitable institutions. Contributions to the Foundation and directly to other charitable organizations, at the rate of approximately 7.5% of income before income taxes, amounted to approximately $793,000, $510,000 and $514,000 for 1998, 1997 and 1996 respectively.

The Class A Preferred Stock is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combination. The three directors of the Foundation, including one of the founders of the Company, are members of the Board of Directors of the Company.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

13.  EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans for all eligible employees. The Company has also implemented a management incentive program, which provides for discretionary bonuses for management. Contributions to the profit sharing plan are allocated among all current full-time and regular part-time employees (other than the co-founders, Chief Executive Officer and Officers that are Senior Directors of functions) and are allocated fifty percent based upon length of service and fifty percent split evenly among all employees. The profit sharing plan and the management incentive plan are informal and discretionary. Recipients who participate in the management incentive program are not eligible to participate in the profit sharing plan. The savings plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least twelve months of service to make annual tax-deferred voluntary contributions up to fifteen percent of their salary. The Company contributes one percent of eligible employees' gross annual salary and may match the contribution up to an additional three percent of the employee's gross annual salary. Effective January 1, 1998 the Company amended its employees' retirement plan to permit contributions of shares of its stock to the plan from time to time. In 1998, the Board of Directors approved the contribution of $250,000 worth of Class A Common Stock to be allocated among all eligible employees' accounts. Total contributions by the Company to the profit sharing, management incentive program and savings plans were approximately $2.7 million, $1.2 million and $670,000 for 1998, 1997 and 1996, respectively.

14.  COMMITMENTS

The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

          1999                       $1,093
          2000                          889
          2001                          767
          2002                          598
          2003                          553
          Thereafter                  1,442

Rent expense for operating leases amounted to approximately $1.5 million, $1.2 million and $1.1 million in 1998, 1997 and 1996, respectively.

15.  SEGMENT INFORMATION

Ben & Jerry's Homemade Inc. has one reportable segment: ice cream manufacturing and distribution. The Company manufactures super premium ice cream, frozen yogurt, sorbet and various ice cream novelty products. These products are distributed throughout the United States primarily through independent distributors and in certain countries outside the United States.

During 1998, 1997 and 1996 the Company's most significant customer, Dreyer's Grand Ice Cream, Inc., accounted for 57%, 57% and 55% of net sales respectively. Sales and cash receipts are recorded and received primarily in U.S. dollars. Foreign exchange variations have little or no effect on the Company at this time.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Information concerning operations by geographic area are as follows:

                                   December 26,             December 27,            December 28,
                                      1998                     1997                    1996
Sales to Unaffiliated Customers
United States                      $191,777                 $166,592                 $160,263
Foreign                              17,426                    7,614                    6,892
                                   --------                 --------                 --------
                                   $209,203                 $174,206                 $167,155
                                   ========                 ========                 ========
Profit or Loss
United States                      $  6,444                 $  4,136                 $  3,662
Foreign                                (202)                    (240)                     264
                                   ---------                ---------                --------
                                   $  6,242                 $  3,896                 $  3,926
                                   ========                 ========                 ========
Assets
United States                      $143,308                 $142,051                 $132,481
Foreign                               6,193                    4,420                    4,184
                                   --------                 --------                 --------
                                   $149,501                 $146,471                 $136,665
                                   ========                 ========                 ========

All intersegment sales are made from the United States to the Company's foreign locations and amounted to $14.6 million, $13.2 million and $12.3 million for 1998, 1997 and 1996, respectively.

Note: Foreign operations include the United Kingdom, France, Canada, The Netherlands, Belgium and Japan.


16.  SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)


                                           First Quarter    Second Quarter   Third Quarter    Fourth Quarter
1998                                           (1)                (1)              (1)              (1)
----                                       ------------     -------------     ------------    --------------
Net sales                                     $41,556          $58,749           $64,566          $44,332
Gross profit                                   13,964           21,153            24,227           13,634
Net income                                        380            2,130             2,892              840
Net income per common share
     Basic                                       .05              .29               .40              .12
     Diluted
                                                 .05              .28               .39              .11

1997
Net sales                                     $36,148          $50,701           $49,956          $37,401
Gross profit                                   10,003           19,150            19,118           11,651
Net (loss) income                              (1,059)           1,741             2,528              686
Net (loss) income per common share
     Basic                                      (.15)             .24               .35              .09
     Diluted
                                                (.15)             .24               .34              .09

(1)  Each quarter represents a thirteen week period for all periods presented

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

17.  SUBSEQUENT EVENT

Effective February 26, 1999, the Company made an investment commitment of $1 million in its Israeli Licensee, which gave the Company a 60% ownership interest. The Company will consolidate this majority owned subsidiary beginning March 1999.

                          BEN & JERRY'S HOMEMADE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Years ended December 26, 1998, December 27, 1997 and December 28, 1996
                                   (In 000's)

                                                 Balance at      Charged to       Charged to
                                                 beginning        costs and          other       Deductions     Balance at
                                                  of year         expenses         accounts         (1)         end of year
                                                 ---------       ----------       ----------     ----------     -----------

Year ended  December 26, 1998                      $1,066          $  50             $----        $137           $ 979
    Allowance for doubtful accounts
   (deducted from accounts receivable)
Year ended  December  27, 1997                     $  695           $630             $----        $259           $1,066
   Allowance for doubtful accounts
   (deducted from accounts receivable)
Year ended  December  28, 1996                     $  802           $408             $----        $515           $  695
   Allowance for doubtful accounts
   (deducted from accounts receivable)


(1)  Accounts deemed to be uncollectible.