Form 10-Q
period 1999-03-27
BEN & JERRYS HOMEMADE INC
filed 1999-05-11
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                                   Commission File Number:
March 27, 1999                                           0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


VERMONT                                     03-0267543
-------                                     ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)


30 Community Drive
South Burlington, Vermont                   05403-6828
-------------------------                   ----------
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code:  (802) 846-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date 6,661,128 shares of Class A Common Stock and 817,048 shares of Class B Common Stock outstanding as of April 30, 1999.

                          BEN & JERRY'S HOMEMADE, INC.
                                      INDEX



PART I: FINANCIAL INFORMATION                                           PAGE NO.

Consolidated Balance Sheets as of
March 27, 1999 and December 26, 1998.....................................1 - 2

Consolidated Statements of Income for the
Thirteen weeks ended March 27, 1999
and March 28, 1998.........................................................3

Consolidated Statements of Cash Flows for the
Thirteen weeks ended March 27, 1999
and March 28, 1998.........................................................4

Notes to Consolidated Financial Statements...............................5 - 7

Management's Discussion and Analysis of Financial
Condition and Results of Operations......................................7 - 16

PART II: OTHER INFORMATION

Item 6-Exhibits and Reports on Form 8-K....................................17


SIGNATURES.................................................................18

Exhibit 11.................................................................19


                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                 (In thousands)
                                                     March 27,      December 26,
                                                      1999             1998
                                                    ---------       ------------
                                                   (Unaudited)        (Note)
Current assets:
     Cash and cash equivalents                      $ 13,363         $ 25,111
     Short term investments                           25,693           22,118
     Trade accounts receivable:
       (less allowance of $1,058 in 1999
        and $979 in 1998 for doubtful accounts)       22,549           11,338
     Inventories                                      17,347           13,090
     Deferred income taxes                             8,299            7,547
     Prepaid expenses and other current assets         1,530            3,105
                                                   ---------        ---------
       Total current assets                           88,781           82,309
Property, plant and equipment, net                    64,012           63,451
Investments                                              303              303
Other assets                                           5,045            3,438
                                                   ---------        ---------
                                                   $ 158,141        $ 149,501
                                                   =========        =========

Note: The balance sheet at December 26, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                    March 27,      December 26,
                                                                      1999             1998
                                                                   ----------      ------------
                                                                   (Unaudited)        (Note)
Current liabilities:
     Accounts payable and accrued expenses                          $ 35,281         $ 28,662
     Current portion of long-term debt and
       obligations under capital leases                                6,470            5,266
                                                                   ---------         --------
  Total current liabilities                                           41,751           33,928

Long-term debt and obligations under capital leases                   21,072           20,491
Deferred income taxes                                                  4,180            4,174
Stockholders' equity:
  $1.20  noncumulative Class A preferred stock - par
    value $1.00 per share, redeemable at $12.00 per
    share; 900 shares authorized, issued and outstanding;
    aggregated preference on liquidation - $9                              1                1
  Class A common stock - $.033 par value; authorized
    20,000,000 shares; issued: 6,615,758 at March 27, 1999
    and 6,592,392 at December 26, 1998                                   218              218
  Class B common stock - $.033 par value; authorized
    3,000,000 shares; issued:  819,515 at March 27, 1999
    and 824,480 at December 26, 1998                                      27               27
  Additional paid-in-capital                                          50,920           50,556
  Retained earnings                                                   46,525           45,328
  Accumulated other comprehensive loss                                  (142)            (151)
  Treasury stock, at cost: 348,506 Class A and 1,092 Class B shares at March 27, 1999 and  291,032 Class A
    and 1,092 Class B shares at December 26, 1998                    (6,411)          (5,071)
                                                                   ---------         --------
       Total stockholders' equity                                     91,138           90,908
                                                                   ---------         --------
                                                                   $ 158,141        $ 149,501
                                                                   =========        =========

Note: The balance sheet at December 26, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (In thousands except share amounts)

                                                       For the Thirteen weeks ended
                                                       ----------------------------
                                                     March 27, 1999    March 28, 1998
                                                     --------------    --------------
Net sales                                               $ 50,066          $ 41,556

Cost of sales                                             31,977            27,592
                                                        --------          --------
Gross profit                                              18,089            13,964

Selling, general and
   administrative expenses                                16,646            13,423

Other income (expense):
Interest income                                              498               553
Interest expense                                            (390)             (515)
Other income (expense), net                                  290                14
                                                        --------          --------
                                                             398                52
                                                        --------          --------
Income before income taxes                                 1,841               593

Income taxes                                                 644               213
                                                        --------          --------
Net income                                               $ 1,197             $ 380
                                                        ========          ========

Shares used to compute net income per common share

     Basic                                                 7,110             7,243
     Diluted                                               7,552             7,451

Net income per common share

     Basic                                                $ 0.17            $ 0.05
     Diluted                                              $ 0.16            $ 0.05

                See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   Fiscal Year Ended
                                                              ----------------------------
                                                              March 27,           March 28,
                                                                1999                1998
                                                              --------            --------
Cash flows from operating activities:
Net income                                                     $ 1,197             $ 380
Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
     Depreciation and amortization                               2,177             1,927
     Provision for bad debts                                        50
     Deferred income taxes                                        (746)           (1,000)
     Loss on disposition of assets                                   3                80
     Changes in operating assets and liabilities:
     Accounts receivable                                       (10,686)           (1,312)
     Inventories                                                (3,834)           (4,401)
     Prepaid expenses                                              357              (328)
     Accounts payable and accrued expenses                       5,124             7,529
     Income taxes payable/receivable                             1,166             1,628
                                                              --------          --------
Net cash (used for) provided by operating activities            (5,192)            4,503

Cash flows from investing activities:
Additions to property, plant and equipment                      (1,606)           (3,606)
Proceeds from sale of assets                                         5
Changes in other assets                                              2               (79)
Increase in investments                                         (3,575)              (12)
Acquisitions, net of cash acquired                                (142)
                                                              --------          --------
Net cash used for investing activities                          (5,316)           (3,697)

Cash flows from financing activities:
Repayments of long-term debt and capital leases                    (82)             (132)
Repurchase of common stock                                      (1,524)
Proceeds from issuance of common stock                             364                81
                                                              --------          --------
Net cash used for financing activities                          (1,242)              (51)

Effect of exchange rate changes on cash                              2                 3
                                                              --------          --------
(Decrease) increase in cash and cash equivalents               (11,748)              758

Cash and cash equivalents at beginning of year                  25,111            47,318
                                                              --------          --------
Cash and cash equivalents at end of year                      $ 13,363          $ 48,076
                                                              ========          ========

        See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 25, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

2. INVENTORIES
                                                    March 27,       December 26,
                                                      1999             1998
                                                    -------         ----------
Frozen dessert products and ingredients              $15,899         $12,025
Paper goods                                              821             524
Food, beverage and gift items                            627             541
                                                     -------         --------
   Total                                             $17,347         $13,090
                                                     =======         ========

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                   March 27,        December 26,
                                                     1999              1998
                                                   -------          ----------
     Trade accounts payable                          $8,142          $ 4,623
     Accrued expenses                                13,452           12,552
     Accrued payroll and related costs                3,303            3,272
     Accrued promotional costs                        6,414            4,297
     Accrued marketing costs                          3,048            2,837
     Accrued insurance expense                          922            1,089
                                                    -------          -------
     Total                                          $35,281          $28,662
                                                    =======          =======

4.   COMPREHENSIVE INCOME
As of December 28, 1997 the Company adopted Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                          BEN & JERRY'S HOMEMADE, INC.

Total comprehensive income for the thirteen weeks ended March 27, 1999 amounted to $1,206,000 compared to $382,000 for the same period in 1998. Other comprehensive income consisted of adjustments for net foreign currency translation gains in the amounts of $9,000 and $2,000 for the periods ended March 27, 1999 and March 28, 1998, respectively.

5. SEGMENT INFORMATION
As of December 28, 1997, the Company adopted the Financial Accounting Standards Boards' Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Ben & Jerry's Homemade, Inc. has one reportable segment: ice cream manufacturing and distribution. The Company manufactures super premium ice cream, frozen yogurt, sorbet and various ice cream novelty products. These products are distributed throughout the United States primarily through independent distributors and in certain countries outside the United States.

6.  BUSINESS ACQUISITION
Effective February 26, 1999, the Company acquired a 60% ownership interest in its Israeli licensee, The American Company for Ice Cream Manufacturing E.I. Ltd, for $1 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the costs of the acquisition have been allocated to assets acquired. The excess of the acquisition costs over the fair values of the net assets acquired was $1.7 million and has been recorded as goodwill, which will be amortized on a straight-line basis over 15 years.

7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In March 1998, the Accounting Standards Executive Committee (AcSEC) issued statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP provides guidance for the capitalization of certain costs incurred to develop or obtain internal-use software. The Company adopted this SOP effective December 27, 1998. The adoption of the Statement did not have a material effect on the Company's financial position or operating results.

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

                          BEN & JERRY'S HOMEMADE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase of such items as compared to the indicated prior period.


                                     Percentage of Net Sales            Period-to-Period
                                      Thirteen Weeks Ended                  Increase
                                      --------------------             -----------------
                                   March 27,          March 28        Thirteen Weeks 1999
                                     1999               1998            Compared to 1998
                                   --------          --------           ----------------
Net sales                            100.0%            100.0%                 20.5%
Cost of sales                         63.9%             66.4%                 15.9%
                                    -------           -------                ------
Gross profit                          36.1%             33.6%                 29.5%
Selling, general and
  administrative expenses             33.2%             32.3%                 24.0%
                                    -------            ------                ------

Operating income                       2.9%              1.3%                166.7%
                                    -------            ------                ------
Other income                           0.8%              0.1%                665.4%
                                    -------            ------                ------

Income before income taxes             3.7%              1.4%                210.5%
Income taxes                           1.3%              0.5%                202.3%
                                    -------            ------                ------
Net income                             2.4%              0.9%                215.0%
                                    =======           =======                ======

Thirteen Weeks Ended March 27, 1999 and March 28, 1998
------------------------------------------------------

Net Sales
---------

Net sales for the thirteen weeks ended March 27, 1999 increased 20.5% to $50.1 million compared to $41.6 million for the same period in 1998. Pint volume increased 11.1% compared to the same period in 1998, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3.3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2-gallon bulk container products increased 20.6% compared to the same period in 1998.

Packaged sales (primarily pints) represented approximately 88% of total net sales in the first quarter of 1999 and 87% of total net sales in the first quarter of 1998. Net sales of 2 1/2-gallon bulk containers represented approximately 7% of total net sales in the first quarter of 1999, compared to 6% in 1998. Net sales of novelty products (including single servings) accounted for approximately 4% of total net sales in the first quarter of 1999, compared to 6% in 1998. Net sales from the Company's retail stores represented 1% of total net sales in the first quarters of 1999 and 1998.

International sales were $3.5 million for the first quarter of 1999, representing 6.9% of net sales, as compared to $899,000 in 1998, or 2.2% of net sales. The increase in 1999 was primarily due to higher sales in the United Kingdom.

Cost of Sales and Gross Profit
------------------------------

Cost of sales in the first quarter of 1999 increased approximately $4.4 million or 15.9% over the same period in 1998 and overall gross profit as a percentage of net sales was 36.1% in the first quarter of 1999 as compared to 33.6% in the comparable period last year. The higher gross profit as a percentage of net sales primarily resulted from increases in selling prices effective in July 1998 and better plant utilization due to higher production volumes.

The Company spent approximately $1 million more on dairy purchases in the first quarter of 1999 in comparison to the first quarter of 1998. However, beginning in April 1999 dairy costs have decreased substantially.

                          BEN & JERRY'S HOMEMADE, INC.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased 24% to $16.6 million in the first quarter of 1999 from $13.4 million in 1998. Selling, general and administrative expenses as a percentage of net sales increased from 32.3% in 1998 to 33.2% in 1999. This increase primarily reflects increased sales and marketing expenses. Sales expenses have increased as a result of the new distribution arrangement with both Dreyer's and Pillsbury under which the Company has incurred more promotional and trade related expenses as well as salaries for more field sales staff. The increase in marketing expenses is due to increased advertising in the first quarter of 1999 as compared to the same period in 1998.

Other Income
------------

Other income increased in the first quarter of 1999 to $290,000 from $14,000 in 1998. This increase is primarily related to realized gains on foreign currency exchange contracts. Interest income decreased to $498,000 for the first quarter of 1999 compared to $553,000 for the same period in the prior year. This decrease in interest income was due to a lower average invested balance throughout the period. Interest expense decreased $125,000 during the first quarter of 1999 as compared to the same period in the prior year due to the $5 million Senior Notes principal payment made in October, 1998.

Income Taxes
------------

The Company's recorded income tax expense during the first quarter of 1999 was $644,000 compared to $213,000 in the first quarter of 1998. Management anticipates an effective income tax rate of 35% in 1999 compared to 36% in 1998 based upon the expected geographic mix of earnings.

                          BEN & JERRY'S HOMEMADE, INC.

Net Income
----------

Net income for the first quarter of 1999 was $1.2 million compared to $380,000 in 1998. Net income as a percentage of net sales was 2.4% in the first quarter of 1999 compared to net income of 0.9% of net sales in the first quarter of 1998. Diluted net income per share was $.16 per common share for the first quarter of 1999 compared to a diluted net income per common share of $.05 for the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

As of March 27, 1999 the Company had $39.1 million of cash, cash equivalents, and short term investments ($13.4 million of cash and cash equivalents and $25.7 million of short term investments), an $8.2 million decrease since December 26, 1998. Net cash used for operations in the first quarter of 1999 was approximately $5.4 million. Uses of cash included increases in accounts receivable and inventories of $10.7 million and $3.8 million respectively, repurchase of Company stock of $1.5 million, and additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, of $1.6 million. Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $5.1 million. The Company also acquired a 60% interest in its Israeli licensee for $1 million in February, 1999. Cash acquired in the transaction was $858,000.

Since December 26, 1998, trade accounts receivable and the sum of accounts payable and accrued expenses have increased $10.7 million and $5.1 million, respectively. The increase in accounts receivable is due to substantially higher domestic net sales in March 1999 as compared to March 1998, a contractual change in the Company's distribution agreement with Dreyers Grand Ice Cream effective in January 1999 which altered the payment terms from 14 days to 28 days, and increased sales in the United Kingdom combined with slower collections on European accounts receivable. The increase in accounts payable and accrued expenses reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have increased since December 1998 from $13.1 million to $17.3 million. This increase reflects seasonally higher raw material inventories and increased finished goods inventories.

The Company anticipates capital expenditures in the remainder of 1999 of approximately $7.4 million. Most of these projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, research and development equipment, computer related expenditures and corporate space expansion.

The Company's short and long-term debt includes $25 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The first principal payment of $5 million was paid in September 1998 and the remaining principal is payable in annual installments through 2003.

During the thirteen weeks ended March 27, 1999 the Company repurchased a total of 68,000 shares of the Company's Class A common stock for approximately $1.5 million. The repurchase program announced in September, 1998 authorized the Company to purchase shares of the Company's Class A Common Stock up to an aggregate cost of $5 million for use for general corporate purposes.

     The Company has available two $10 million unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' base rate or at LIBOR plus a margin based on a pre-determined formula. No amounts were borrowed under these or any bank agreements during 1999. The working capital line of credit agreements expire December 23,
    2001. Management believes that internally generated funds, cash currently on hand, investments held in marketable securities and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

                          BEN & JERRY'S HOMEMADE, INC.

Year 2000 Readiness Disclosure
------------------------------

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

The Company has completed the inventory and assessment of the core software applications and hardware infrastructure. The Company has identified and is in various stages of remediating software and hardware deficiencies caused by the Year 2000 issue. The financial, human resources, manufacturing and distribution systems are currently being repaired; testing and validation of these systems are scheduled during the second and third quarters of 1999. The Company's communications and networking equipment is being upgraded and is scheduled to undergo testing during the second quarter of 1999.

The Company has substantially completed a detailed assessment of its manufacturing facilities and embedded chip technology. The Company is in the process of testing and remediating certain equipment and software systems known to have possible Year 2000 issues and is expected to complete the majority of this work during the second quarter of 1999.

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

                          BEN & JERRY'S HOMEMADE, INC.

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

The external costs for software; hardware, equipment and services related to the Year 2000 project are expected to be approximately $1.2 million for 1999. The Company will expense the costs of modifying existing systems and capitalize the replacement cost of software or equipment that is not Year 2000 compliant. There can be no guarantee, however, that the systems of other entities which the Company relies upon will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems and operations.

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

Forward-Looking Statements
--------------------------

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, dairy prices, other expenditures and cost savings, Year 2000 program costs, effective tax rate, operating and capital requirements and refinancing. Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed in "Risk Factors" below.

                          BEN & JERRY'S HOMEMADE, INC.

Risk Factors
------------

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

In August 1998 - January 1999, the Company redesigned its distribution network, entering into a distribution agreement with The Pillsbury Company ("Pillsbury") and a new agreement with Dreyer's. These arrangements take effect September 1, 1999, except for certain territories, which are effective, in April - May 1999. The Company believes the terms of the new arrangements will, on balance, be more favorable to the Company and expects that, under the distribution network redesign, no one distributor will account for more than 40% of the Company's net sales. However, both Pillsbury, through its Haagen-Daz unit, and Dreyer's are competitors of the Company.

Since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with Pillsbury, Dreyer's and its other distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business.

Growth in Sales and Earnings. In the first quarter of 1999, net sales of the Company increased 20.5% to $50.1 million from $41.5 million for the first quarter of 1998. Pint volume for the first quarter of 1999 increased 11.1% compared to the same period in 1998. The super premium ice cream, frozen yogurt and sorbet industry category sales increased 4% in the first quarter of 1999 compared to the first quarter of 1998. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 1999 and future financial results.

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium and premium plus categories less marked than in the past. As noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors, two of which are distributors for the Company are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

                          BEN & JERRY'S HOMEMADE, INC.

Increased Cost of Raw Materials. Management believes that the general trend of volatility in dairy ingredient commodity costs may continue and it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains.

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

International. Total international net sales represented approximately 7% of total consolidated net sales in the first quarter of 1999. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Japan, Canada, the United Kingdom, Ireland, France, the Netherlands, Belgium and has started selling in Peru and Lebanon in 1999. In 1987, the
Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In February 1999, the Company made an investment commitment in the Israeli licensee, which gave the Company a 60% ownership interest. In May 1998, the Company signed a Licensing Agreement with Delicious Alternative Desserts, LTD. to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in entering (directly or indirectly through licensing), on a long-term profitable basis, such international markets as it selects.

                          BEN & JERRY'S HOMEMADE, INC.

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

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock are important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed. In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions; the April 1998 Vermont Legislative Amendment of the Vermont Business Corporation Act and the
Shareholder Rights Plans put in place in August, 1998 may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments and legislation will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed.

                          BEN & JERRY'S HOMEMADE, INC.

Market Risk
-----------

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. The majority of these investments are municipal bonds and fixed income preferred stock in which the market value approximates its cost at March 27, 1999. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for the periods presented.

                          BEN & JERRY'S HOMEMADE, INC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit (11)  Statement Re:  Computation of Per Share Earnings

         Exhibit (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 27, 1999, for which this report is filed.

                          BEN & JERRY'S HOMEMADE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.



                          BEN & JERRY'S HOMEMADE, INC.





                         BY:      /s/ Frances Rathke

                                 Frances Rathke, Chief Financial Officer
                                 and Secretary

DATE:  May 11, 1999

                          BEN & JERRY'S HOMEMADE, INC.
                EXHIBIT 11- COMPUTATION OF NET EARNINGS PER SHARE
                     (In thousands except per share amounts)
                                                          Thirteen weeks ended
                                                         March 27,     March 28,
                                                           1999          1998
                                                         --------      -------
Numerator:
       Net income                                        $1,197        $  380
                                                         ------        ------
Denominator:
       Denominator for basic earnings per share-
           weighted-average shares                        7,110         7,243

       Dilutive employee stock options                      442           208
                                                         ------        ------

       Denominator for diluted earnings per share-
           adjusted weighted-average shares and
           assumed conversions                            7,552         7,451
                                                         ======        ======

       Net income per common share
           Basic                                          $0.17         $0.05
                                                         ======        ======
           Diluted                                        $0.16         $0.05
                                                         ======        ======