Form 10-Q
period 1999-06-26
BEN & JERRYS HOMEMADE INC
filed 1999-08-10
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended:                       Commission File Number:
                    June 26, 1999                                       0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


           VERMONT                                                    03-0267543
           (State of incorporation)         (I.R.S. Employer Identification No.)

          30 Community Drive
          South Burlington, Vermont                                   05403-6828
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

                         YES  X          NO
                             ---             ---

Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,381,502 shares of Class A Common Stock and 804,565 shares of Class B Common Stock outstanding as of August 6, 1999.

                          BEN & JERRY'S HOMEMADE, INC.
                                      INDEX



PART I: FINANCIAL INFORMATION                                           PAGE NO.

Consolidated Balance Sheets as of
June 26, 1999 and December 26, 1998............................................1

Consolidated Statements of Income for the
Thirteen and twenty-six weeks ended
June 26, 1999 and June 27, 1998................................................3

Consolidated Statements of Cash Flows for the
Twenty-six weeks ended June 26, 1999
and June 27, 1998..............................................................4

Notes to Consolidated Financial Statements.....................................5

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................................7


PART II: OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders..................17

Item 5 - Other Information....................................................18

Item 6 - Exhibit and Reports on Form 8-K......................................19


SIGNATURES....................................................................20


Exhibit 11....................................................................21


                         BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                        June 26,     December 26,
                                                                           1999             1998
                                                                      ----------    ------------
                                                                      (Unaudited)      (Note)
Current assets:
     Cash and cash equivalents                                          $ 21,777         $ 25,111
     Short term investments                                               24,003           22,118
     Trade accounts receivable:
       (less allowance of $1,111 in 1999
        and $979 in 1998 for doubtful accounts)                           27,807           11,338
     Inventories                                                          16,735           13,090
     Deferred income taxes                                                 8,299            7,547
     Prepaid expenses and other current assets                             2,199            3,105
                                                                       ---------         --------
       Total current assets                                              100,820           82,309

Property, plant and equipment, net                                        63,909           63,451
Investments                                                                  306              303
Other assets                                                               5,635            3,438
                                                                       ---------        ---------
                                                                       $ 170,670        $ 149,501
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

                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                                        June 26,     December 26,
                                                                           1999             1998
                                                                      ----------     ------------
                                                                      (Unaudited)       (Note)
Current liabilities:
     Accounts payable and accrued expenses                              $ 43,477         $ 28,662
     Current portion of long-term debt and
       obligations under capital leases                                   $5,825            5,266
                                                                        --------         --------
     Total current liabilities                                            49,302           33,928

Long-term debt and obligations under capital leases                       21,664           20,491

Deferred income taxes                                                      4,180            4,174

Stockholders' equity:
     $1.20 noncumulative Class A preferred stock - par value
       $1.00 per share, redeemable at $12.00 per share;
       900 shares authorized, issued and outstanding;
       aggregated preference on liquidation - $9                               1                1
     Class A common stock - $.033 par value; authorized
       20,000,000 shares; issued: 6,708,282 at June 26, 1999
       and 6,592,392 at December 26, 1998                                    221              218
     Class B common stock - $.033 par value; authorized
       3,000,000 shares; issued:  807,437 at June 26, 1999
       and 824,480 at December 26, 1998                                       27               27
     Additional paid-in-capital                                           52,061           50,556
     Retained earnings                                                    49,739           45,328
     Accumulated other comprehensive loss                                   (114)            (151)
     Treasury stock, at cost: 348,506 Class A and 1,092 Class B shares at June 26, 1999 and  291,032 Class A
       and 1,092 Class B shares at December 26, 1998                     (6,411)          (5,071)
                                                                       ---------        ---------
       Total stockholders' equity                                         95,524           90,908
                                                                       ---------        ---------
                                                                       $ 170,670        $ 149,501
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

                          BEN & JERRY'S HOMEMADE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                    For the Thirteen weeks ended    For the Twenty-six weeks ended
                                                    ----------------------------    ------------------------------
                                                    June 26, 1999  June 27, 1998  June 26, 1999   June 27, 1998
                                                    -------------  -------------  -------------   -------------

Net sales                                                $68,172         $58,749       $118,237        $100,305

Cost of sales                                             40,555          37,596         72,532          65,188
                                                         -------         -------       --------        --------

Gross profit                                              27,617          21,153         45,705          35,117

Selling, general and
  administrative expenses                                 22,728          17,827         39,374          31,250

Other income (expense):
Interest income                                              419             477            917           1,030
Interest expense                                            (477)           (458)          (867)           (973)
Other income (expense), net                                  113             (17)           404              (2)
                                                         -------         -------       --------        ---------
                                                              55               2            454              55
                                                         -------         -------       --------        --------

Income before income taxes                                 4,944           3,328          6,785           3,922

Income taxes                                               1,730           1,198          2,374           1,412
                                                         -------         -------       --------        --------

Net income                                               $ 3,214         $ 2,130       $  4,411        $  2,510
                                                         =======         =======       ========        ========

Shares used to compute net income per common share

     Basic                                                 7,128           7,245          7,119           7,244
     Diluted                                               7,628           7,546          7,590           7,498

Net income per common share

     Basic                                               $  0.45         $  0.29       $   0.62        $   0.35
     Diluted                                             $  0.42         $  0.28       $   0.58        $   0.33

See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                     Twenty-six weeks ended
                                                                -------------------------------
                                                                      June 26,          June 27,
                                                                         1999              1998
                                                                     --------          --------
Cash Flows From Operating Activities:
Net income                                                           $  4,411          $  2,510
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                      4,483             3,966
     Provision for bad debts                                              116
     Deferred income taxes                                               (746)           (2,425)
     Loss on disposition of assets                                         39                89
      Changes in operating assets and liabilities:
     Accounts receivable                                              (16,674)           (2,777)
     Inventories                                                       (3,203)           (5,500)
     Prepaid expenses                                                      64              (599)
     Accounts payable and accrued expenses                             12,329            10,950
     Income taxes payable/receivable                                    2,536             3,273
                                                                     --------          --------
Net cash provided by operating activities                               3,355             9,487

Cash Flows From Investing Activities:
Additions to property, plant and equipment                             (3,588)           (5,116)
Proceeds from sale of assets                                                5
Changes in other assets                                                   (81)             (597)
Increase in investments                                                (1,888)              857
Acquisitions, net of cash acquired                                     (1,012)
                                                                     --------          --------
Net cash used for investing activities                                 (6,564)           (4,856)

Cash flows from financing activities:
Repayments of long-term debt and capital leases                          (135)             (198)
Repurchase of common stock                                             (1,524)             (364)
Proceeds from issuance of common stock                                  1,508               286
                                                                     --------          --------
Net cash used for financing activities                                   (151)             (276)

Effect of exchange rate changes on cash                                    26                 1
                                                                     --------          --------
(Decrease) increase in cash and cash equivalents                       (3,334)            4,356

Cash and cash equivalents at beginning of year                         25,111            47,318
                                                                     --------          --------

Cash and cash equivalents at end of twenty-six weeks                 $ 21,777          $ 51,674
                                                                     ========          ========

See notes to consolidated financial statements.

                          BEN & JERRY'S HOMEMADE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating Results for the three and six month periods ended June 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 25, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

2.   INVENTORIES

                                                      June 26,      December 26,
                                                         1999              1998
                                                      --------      ------------
     Frozen dessert products and ingredients          $15,033           $12,025
     Paper goods                                          919               524
     Food, beverage and gift items                        783               541
                                                      --------          --------
         Total                                        $16,735           $13,090
                                                      ========          ========

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                      June 26,      December 26,
                                                         1999              1998
                                                      --------      ------------
    Trade accounts payable                            $ 9,290           $ 4,623
    Accrued expenses                                   15,859            12,552
    Accrued payroll and related costs                   3,686             3,272
    Accrued promotional costs                           7,957             4,297
    Accrued marketing costs                             5,017             2,837
    Accrued insurance expense                             673             1,081
    Income taxes payable                                  995                -
                                                      --------          --------
        Total                                         $43,477           $28,662
                                                      ========          ========

                          BEN & JERRY'S HOMEMADE, INC.
                    Form 10-Q for quarter ended June 26, 1999

4. COMPREHENSIVE INCOME

As of December 28, 1997 the Company adopted Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Total comprehensive income for the thirteen weeks ended June 26, 1999 amounted to $3.2 million compared to $2.1 million for the same period in 1998. Other comprehensive income consisted of adjustments for net foreign currency translation gains in the amounts of $27,000 and $2,000 for the thirteen week periods ended June 26, 1999 and June 27, 1998, respectively. Total comprehensive income for the twenty-six weeks ended June 26, 1999 amounted to $4.4 million compared to $2.5 million for the same period in 1998. Other comprehensive income consisted of adjustment for net foreign currency translation gains in the amounts of $37,000 and $1,000 for the twenty-six week periods ended June 26, 1999 and June 27, 1998.

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

6.   BUSINESS ACQUISITION

Effective February 26, 1999, the Company acquired a 60% ownership interest in its Israeli licensee, The American Company for Ice Cream Manufacturing E.I. Ltd, for $1 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the costs of the acquisition have been allocated to assets acquired. The excess of the acquisition costs over the fair values of the net assets acquired was $1.7 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

Effective June 16, 1999 the Company purchased the assets of one of its franchisees for approximately $875,000. The acquisition included two scoop shops located in Las Vegas, Nevada, territory rights and goodwill. The intangible assets of $606,000 are being amortized on a straight line basis over 10 years.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 establishes standards for public companies regarding the recognition and measurement of derivatives and hedging activities. The statement is effective for years beginning after June 15, 2000. The Company does not believe the adoption of this statement will have a material impact on the Company's financial statements based on the nature and extent of the Company's use of derivative instruments at the present time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase of such items as compared to the prior period:

                                            Percentage of Net Sales
                                            -----------------------
                                     Thirteen Weeks           Twenty-Six Weeks           Percentage Increase
                                         Ended                      Ended               1999 Compared to 1998
                                     --------------           ----------------          ----------------------
                                 June 26,     June 27,      June 26,      June 27,   Thirteen Weeks    Twenty-Six Weeks
                                    1999         1998          1999          1998             Ended               Ended
                                 -------      -------       -------       ------     --------------    ----------------
Net Sales                        100.0%       100.0%        100.0%        100.0%             16.0%               17.9%
Cost of sales                     59.5%        64.0%         61.3%         65.0%              7.9%               11.3%
                                 ------       ------        ------        ------           -------              ------
Gross profit                      40.5%        36.0%         38.7%         35.0%             30.6%               30.2%
Selling, general and
administrative
expenses                          33.3%        30.4%         33.3%         31.1%             27.4%               26.0%
                                 ------       ------        ------        ------           -------              ------
Operating income                   7.2%         5.6%          5.4%          3.9%             47.0%               63.7%
                                 ------       ------        ------        ------           -------              ------
Other income (expense), net        0.0%         0.0%          0.3%          0.0%           2650.0%              725.5%
                                 ------       ------        ------        ------           -------              ------
Income before income taxes         7.2%         5.6%          5.7%          3.9%             48.6%               73.0%
Income taxes                       2.5%         2.0%          2.0%          1.4%             44.4%               68.1%
                                 ------       ------        ------        ------           -------              ------
Net income                         4.7%         3.6%          3.7%          2.5%             50.9%               75.7%
                                 ======       ======        ======        ======           =======              ======


THIRTEEN WEEKS ENDED JUNE 26, 1999 AND JUNE 27, 1998

Net Sales

Net sales for the thirteen weeks ended June 26, 1999 increased 16.0% to $68.2 million compared to $58.7 million for the same period in 1998. Sales of the Company's domestic pint products increased 8.8% with the original ice cream line providing the majority of the increase. This volume increase was combined with a price increase of 3.3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2 gallon bulk container products increased 26.6% compared to the same period in 1998.

Packaged sales (primarily pints) represented approximately 78% of total net sales in the second quarter of both 1999 and 1998. Net sales of 2 1/2 gallon bulk containers represented approximately 10% of total net sales in the second quarter of 1999 and 8% of total net sales in the second quarter of 1998. Net sales of novelty products (including single servings) accounted for approximately 9% of total net sales in the second quarter of 1999, compared to 12% for the same period in 1998. Net sales from the Company's retail business represented 3% of total net sales in the second quarter of 1999 compared to 2% for the same quarter in 1998.

International sales were $8.2 million for the second quarter of 1999, representing 12.1% of net sales, as compared to $6.1 million in 1998, or 10.5% of net sales. The increase in 1999 was primarily due to higher sales in the United Kingdom.

Cost of Sales and Gross profit

Cost of sales in the second quarter of 1999 increased approximately $3.0 million or 7.9% over the same period in 1998 and overall gross profit as a percentage of net sales increased to 40.5% in the second quarter of 1999 from 36.0% in the comparable period last year. Improvements in gross profit margin are primarily the result of a decrease in dairy costs, higher selling prices from a 3.3% price increase effective in July 1998 and in connection with the Company's distribution redesign in 1999, and improved efficiencies in the plants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.4% to $22.7 million in the second quarter of 1999 from $17.8 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net sales increased to 33.3% in the second quarter of 1999 as compared to 30.4% for the comparable period last year. The increase in selling, general and administrative expenses primarily reflects increased marketing and selling expenses related to the Company's earlier restructuring of its distribution system and increased radio advertising. In addition, the Company is investing more heavily in its international operations, most notably in the United Kingdom, Japan and Israel (where the Company made the previously disclosed majority equity investment), in order to capitalize on further opportunities to grow its ice cream sales outside the United States. Selling, general and administrative expenses also reflect increased salaries, recruiting and training expenses related to building more infrastructure to manage its business.

Other Income (Expense)

Other income increased in the second quarter of 1999 to $113,000 from an expense of $17,000 in 1998. This increase is primarily related to foreign currency exchange gains. Interest income decreased $58,000 in the second quarter of 1999 as compared to the same period in the prior year. This decrease in interest income was due to a lower average invested balance throughout the period. Interest expense increased $19,000 in the second quarter of 1999 as compared to the same period in the prior year. This is due to an increase in debt outstanding related to the Company's 60% investment in its Israeli licensee.

Income Taxes

The Company's recorded income tax expense during the second quarter of 1999 was $1.7 million compared to $1.2 million in the second quarter of 1998. Management anticipates an effective income tax rate of 35% in 1999 compared to 36% in 1998 based upon the expected geographic mix of earnings.

Net Income

Net income for the second quarter of 1999 was $3.2 million compared to $2.1 million in 1998. Net income as a percentage of net sales was 4.7% in the second quarter of 1999 compared to net income of 3.6% of net sales in the second quarter of 1998. Diluted net income per share was $.42 per common share for the second quarter of 1999 compared to a diluted net income per common share of $.28 for the second quarter of 1998.

Twenty-Six Weeks Ended June 26, 1999 and June 27, 1998

Net Sales

Net sales for the twenty-six weeks ended June 26, 1999 increased 17.9% to $118.2 million compared to $100.3 million for the same period in 1998. Pint volume increased 12.4% compared to the same period in 1998, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3.3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2 gallon bulk container products increased 25.0% compared to the same period in 1998

Packaged sales (primarily pints) represented 82% of total net sales in the first half of 1999 and 1998. Net sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in the first half of 1999 compared to 7.0% in 1998. Net sales of novelty products (including single servings) accounted for approximately 7% of total net sales in the first half of 1999, compared to 9% in 1998. Net sales from the Company's retail business represented 2% of total net sales in the first half of 1999 and 1998.

International sales were $11.7 million for the first half of 1999, representing 9.9% of net sales, as compared to $8.0 million in 1998, or 8.0% of net sales. The increase in 1999 was primarily due to higher sales to the United Kingdom.

Cost of Sales and Gross Profit

Cost of sales in the first half of 1999 increased approximately $7.3 million or 11.3% over the same period in 1998 and overall gross profit as a percentage of net sales was 38.7% in 1999 as compared to 35.0% for the comparable period in 1998. The higher gross profit as a percentage of net sales primarily resulted from increases in selling prices from a 3.3% price increase effective in July 1998 and in connection with the Company's distribution redesign in 1999, better plant utilization due to higher production volumes, and improved efficiencies in the plants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 26.0% to $39.4 million for the first six months of 1999 from $31.3 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net sales increased from 31.1% in 1998 to 33.3% in 1999. The increase in selling, general and administrative expenses primarily reflects increased marketing and selling expenses related to the Company's earlier restructuring of its distribution system and increased radio advertising. In addition, the Company is investing more heavily in its international operations, most notably in the United Kingdom, Japan and Israel (where the Company made the previously disclosed majority equity investment), in order to capitalize on further opportunities to grow its ice cream sales outside the United States. Selling, general and administrative expenses also reflect increased salaries, recruiting and training expenses related to building more infrastructure to manage its business.

Other Income (Expense)

Other income increased in the first half of 1999 to $404,000 from an expense of $2,000 in 1998. This increase is primarily related to foreign currency exchange gains. Interest income decreased to $917,000 for the first half of 1999 compared to $1.0 million for the same period in the prior year. This decrease in interest income was due to a lower average invested balance throughout the period. Interest expense decreased $106,000 for the first six months of 1999 as compared to the same period in the prior year due to the $5 million Senior Notes Principal payment made in September 1998 partially offset by interest expense on increased debt outstanding acquired in the Company's 60% owned Israeli licensee starting in March 1999.

Income Taxes

The Company's recorded income tax expense during the first half of 1999 was $2.4 million compared to $1.4 million in the first half of 1998. Management anticipates an effective income tax rate of 35% in 1999 compared to 36% in 1998 based upon the expected geographic mix of earnings.

Net Income

Net income for the first half of 1999 was $4.4 million compared to $2.5 million in 1998. Net income as a percentage of net sales was 3.7% in the first half of 1999 compared to net income of 2.5% of net sales in the first half of 1998. Diluted net income per share was $.58 per common share for the first half of 1999 compared to a diluted net income per common share of $.33 for the first half of 1998.

The results from the first six months are not necessarily indicative of the results for the full year 1999.

Liquidity and Capital Resources

As of June 26, 1999, the Company had $45.8 million of cash, cash equivalents and short term investments, a $1.4 million decrease since December 26, 1998. Net cash provided by operations in the first half of 1999 was approximately $3.2 million. Uses of cash included increases in accounts receivable and inventories of $16.7 million and $3.2 million respectively, repurchase of Company stock of $1.5 million, and additions to property plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, of $3.7 million. Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $12.3 million. In addition, the Company acquired a 60% interest in its Israeli licensee for $1 million in February, 1999. Cash acquired in the transaction was $858,000. In June 1999, the Company acquired the assets of one its franchisees, which included Las Vegas Nevada territory rights and two scoop shops, for approximately $875,000.

Since December 26, 1998, trade accounts receivable and the sum of accounts payable and accrued expenses have increased $16.7 million and $12.3 million, respectively. The increase in accounts receivable is due to increased sales during the summer months combined with a contractual change in the Company's distribution agreement with Dreyers Grand Ice Cream effective in January 1999, which altered the payment terms from 14 to 28 days. The increase in accounts payable and accrued expenses reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have increased $3.2 million since December 26, 1998. This increase reflects seasonally higher raw material inventories and increased finished good inventories.

The Company anticipates capital expenditures in the remainder of 1999 of approximately $6.3 million. Most of these projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, computer related expenditures and corporate space expansion at its headquarters.

The Company's short and long term debt includes $25 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The first principal payment of $5 million was paid in September 1998 and the remaining principal is payable in annual installments through 2003.

During the six months ended June 26, 1999 the Company repurchased a total of 68,000 shares of the Company's Class A common stock for approximately $1.5 million. The repurchase program announced in September, 1998 authorized the Company to purchase shares of the Company's Class A Common Stock up to an aggregate cost of $5 million for use for general corporate purposes.

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

The Company has completed the inventory and assessment of the core software applications and hardware infrastructure. The remediation and testing of the Company's software and hardware deficiencies caused by the Year 2000 issue is substantially complete. The financial, human resources and payroll systems have been upgraded and tested. The repair of the manufacturing and distribution systems is approximately ninety percent complete; testing and validation of these systems is scheduled to be completed in the third quarter of 1999. The Company's communications and networking equipment was upgraded and tested during the second quarter of 1999.

The Company has completed a detailed assessment of its manufacturing facilities and embedded chip technology. The testing and remediation of equipment and software systems known to have possible Year 2000 issues is substantially complete. The replacement of the remaining equipment and software has been scheduled for after the peak summer production schedule to minimize the operational impact.

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

In August 1998 - January 1999, the Company redesigned its distribution network, entering into a distribution agreement with The Pillsbury Company ("Pillsbury") and a new agreement with Dreyer's. These arrangements take effect in September 1999, except for certain territories, which were effective, in April - May 1999. The Company believes the terms of the new arrangements will, on balance, be more favorable to the Company and expects that, under the distribution network redesign, no one distributor will account for more than 40% of the Company's net sales. However, there may be temporary market dislocation in connection with the shift from Dreyer's to Pillsbury as the Company's principal distributor in certain markets. Both Pillsbury, through its Haagen-Daz unit, and Dreyer's are competitors of the Company.

Since available distribution alternatives are limited, there can be no assurance that difficulties in maintaining satisfactory relationships with Pillsbury, Dreyer's and its other distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business.

Growth in Sales and Earnings. In the second quarter of 1999, net sales of the Company increased 16.0% to $68.2 million from $58.7 million for the second quarter of 1998. Pint volume for the second quarter of 1999 increased 12.0% compared to the same period in 1998. The super premium ice cream, frozen yogurt and sorbet industry category sales increased 8.3% in the second quarter of 1999 compared to the second quarter of 1998. In the first half of 1999, net sales of the Company increased 17.9% to $118.2 million from $100.3 million for the first half of 1998. Pint volume for the first half of 1999 increased 12.4% compared to the same period in 1998. The super premium ice cream, frozen yogurt and sorbet industry supermarket category sales increased 5.3% in the first half of 1999 compared to the first half of 1998. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 1999 and future financial results.

Competitive Environment. The super premium frozen dessert market is highly competitive with the distinctions between the super premium category, and the "adjoining" premium and premium plus categories less marked than in the past. As noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors, two of which are distributors for the Company, are large, diversified companies with resources significantly greater than the Company's. The Company expects strong competition to continue, including competition for adequate distribution and competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets.

In July 1999 Dreyer's announced a line of superpremium ice cream, Dreamery (TM), which is expected to be launched in September with a significant marketing program including radio, outdoor and television advertising. The Dreamery (TM) product will be marketed primarily in pints.

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

International. Total international net sales represented approximately 12.1% of total consolidated net sales in the second quarter of 1999. Total international net sales represented approximately 9.9% of total consolidated net sales for the first half of 1999. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Japan, Canada, the United Kingdom, Ireland, France, the Netherlands, Belgium and has started selling in Peru and Lebanon in 1999. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In 1999, the Company made an investment of $1 million in its Israeli licensee, which gave the Company a 60% ownership interest. In May 1998, the Company signed a Licensing Agreement with Delicious Alternative Desserts, LTD. to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in all of its international markets or entering (directly or indirectly through licensing), on a long-term profitable basis, such additional international markets as it selects.

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

Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. The majority of these investments are municipal bonds and fixed income preferred stock in which the market value approximates its cost at June 26, 1999. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for the periods presented.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on Saturday, June 26, 1999. The stockholders voted to (1) fix the number of directors at eight and to elect one class of two directors to serve for three years expiring at the 2002 Annual Meeting of Shareholders, (2) and ratify the selection of Ernst & Young LLP as independent auditors for the 1999 fiscal year.

(1) The tabulation of votes for the nominees for directors were as follows:

     Class A Directors, term expires at the Annual Meeting of shareholders 2002:

                                For               Withheld
                             ----------           ----------
     Henry Morgan             6,827,268           5,896,655
     Jeffrey Furman          11,872,549             851,374

(2) The vote to amend the Company's 1995 Equity Incentive Plan to increase the aggregate number of shares of stock authorized for delivery in connection with stock awards thereunder from 900,000 shares of Class A Common Stock to 1,300,000 shares of Class A Common Stock was 4,800,368 for; 6,551,058 against; with 64,692 abstaining and 1,307,805 broker non-votes.

(3) The vote on the appointment of Ernst & Young LLP as the Company's independent auditors for 1999 was 12,686,442 for; 23,275 against; with 14,206 abstaining.

ITEM 5 - OTHER ITEMS

Under the Company's "advance notice" By-law, stockholders who wish to make additional nominations for election of directors at the Annual Meeting, or to make a proposal at the 2000 Annual Meeting - other than one that will be included by the Board of Directors in the Company's proxy materials - must notify the Company no earlier than 120 days before the 2000 Annual Meeting and no later than 75 days prior to the 2000 Annual Meeting. Under recent changes to Federal proxy rules, if a stockholder who wishes to present such a nomination or proposal fails to notify the Company by 75 days prior to the 2000 Annual Meeting, then the proxies that management solicits for the 2000 Annual Meeting will include discretionary authority to vote on the stockholder's proposal, in the event (believed by the Company to be unlikely) that it can be properly brought before the meeting notwithstanding the express provisions of the Company's By-laws.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit (11) Statement Re: Computation of Net Income Per Common Share

          Exhibit (10.33.2) Employment Agreement dated March 31, 1999 between the Company and Perry D. Odak

          Exhibit (27) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 26, 1999, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.

                                  BEN & JERRY'S HOMEMADE, INC.





DATE:  August 10, 1999            BY: /s/Frances Rathke
                                  --------------------------------------------
                                  Frances Rathke, Chief Financial Officer
                                   and Secretary