Form 10-Q
period 1999-09-25
BEN & JERRYS HOMEMADE INC
filed 1999-11-09
CIK 768384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended:                          Commission File Number:
         September 25, 1999                              0-13544

                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)

         VERMONT                            03-0267543
         (State of incorporation)           (I.R.S. Employer Identification No.)


         30 Community Drive
         South Burlington, Vermont                      05403-6828
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

                                    YES X NO

Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,109,115 shares of Class A Common Stock and 801,522 shares of Class B Common Stock outstanding as of November 4, 1999. .

                          BEN & JERRY'S HOMEMADE, INC.
                 Form 10-Q for quarter ended September 25, 1999

                                      INDEX


PART I: FINANCIAL INFORMATION                                           PAGE NO.

     Consolidated Balance Sheets as of
     September 25, 1999 and December 26, 1998...........................1-2

     Consolidated Statements of Income for the
     Thirteen and thirty-nine weeks ended
     September 25, 1999 and September 26, 1998..........................3

     Consolidated Statements of Cash Flows for the
     Thirty-nine weeks ended September 25, 1999
      and September 26, 1998............................................4

     Notes to Consolidated Financial Statements.........................5-7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................8-18


PART II: OTHER INFORMATION

     Item 6-Exhibits and Reports on Form 8-K............................19

     Signatures.........................................................20

     Exhibit 11.........................................................21


                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                     September 25,      December 26,
                                                          1999              1998
                                                     ---------------   ---------------
                                                       (Unaudited)          (Note)
Current assets:

      Cash and cash equivalents                            $ 27,066          $ 25,111
      Short-term investments                                 24,380            22,118
      Trade accounts receivable
       (less allowance of $1,156 in 1999
        and $979 in 1998 for doubtful accounts)              24,934            11,338
      Inventories                                            15,798            13,090
      Deferred income taxes                                   8,405             7,547
      Prepaid expenses and other current assets               2,796             3,105
                                                     ---------------   ---------------
          Total current assets                              103,379            82,309

Property, plant and equipment, net                           63,382            63,451
Investments                                                     307               303
Other assets                                                  5,608             3,438
                                                     ---------------   ---------------
                                                           $172,676          $149,501
                                                     ===============   ===============

Note: The balance sheet at December 26, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.


                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                                                       September 25,      December 26,
                                                                            1999              1998
                                                                       ---------------   ---------------
                                                                        (Unaudited)          (Note)
Current liabilities:
      Accounts payable and accrued expenses                              $   45,626        $   28,662
      Current portion of long-term debt and
       obligations under capital leases                                       5,633             5,266
                                                                         ----------        ----------
      Total current liabilities                                              51,259            33,928

Long-term debt and obligations under capital leases                          21,697            20,491

Deferred income taxes                                                         3,863             4,174

Stockholders' equity:
  $1.20  noncumulative  Class A preferred stock -
    par value $1.00 per share, redeemable  at $12.00
    per  share;  900  shares  authorized,  issued  and
   outstanding; aggregated preference on liquidation - $9                         1                 1
  Class A common stock - $.033 par value; authorized
   20,000,000 shares; issued: 6,752,093 at September 25, 1999
   and 6,592,392 at December 26, 1998                                           223               218
  Class B common stock - $.033 par value; authorized
   3,000,000 shares; issued:  804,242 at September 25, 1999
   and 824,480 at December 26, 1998                                              27                27
  Additional paid-in-capital                                                 52,743            50,556
  Retained earnings                                                          53,275            45,328
  Accumulated other comprehensive loss                                         (112)             (151)
  Treasury stock, at cost: 548,306 Class A and 1,092 Class B shares at September 25, 1999 and  291,032 Class A
   and 1,092 Class B shares at December 26, 1998                            (10,300)           (5,071)
                                                                         ----------        ----------
       Total stockholders' equity                                            95,857            90,908
                                                                         ----------        ----------
                                                                         $  172,676        $  149,501
                                                                         ==========        ==========

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


                          BEN & JERRY'S HOMEMADE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)

                                              For the Thirteen weeks ended                 For the Thirty-nine weeks ended
                                          September 25,          September 26,          September 25,          September 26,
                                              1999                  1998                   1999                   1998
                                          ------------           -------------          -------------          ------------

Net sales                                 $    67,129            $   64,566             $  185,366              $ 164,870

Cost of sales                                  39,315                40,339                111,847                105,529
                                          ------------           -------------          ------------          ------------

Gross profit                                   27,814                24,227                 73,519                 59,341

Selling, general and
   administrative expenses                     22,335                20,018                 61,708                 51,270

Other income (expense):
  Interest income                                 458                   596                  1,375                  1,626
  Interest expense                               (418)                 (460)                (1,284)                (1,433)
  Other income (expense), net                     (80)                  174                    323                    177
                                          ------------           ------------           ------------           -----------
                                                  (40)                  310                    414                    370
                                          ------------           ------------           ------------           -----------

Income before income taxes                      5,439                 4,519                 12,225                  8,441

Income taxes                                    1,904                 1,627                  4,278                  3,039
                                          ------------           -----------            -----------            -----------

Net income                                $     3,535            $    2,892             $    7,947                $ 5,402
                                          ============           ===========            ===========            ===========


Shares used to compute net income
  per common share

     Basic                                      7,132                 7,181                  7,123                  7,223
     Diluted                                    7,509                 7,446                  7,563                  7,481

Net income per common share

     Basic                                $      0.50            $     0.40             $     1.12             $     0.75
     Diluted                              $      0.47            $     0.39             $     1.05             $     0.72



                See notes to consolidated financial statements.


                          BEN & JERRY'S HOMEMADE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                         For the Thirty-nine weeks ended
                                                         September 25,      September 26,
                                                             1999               1998
                                                         -------------      -------------
Cash flows from operating activities:
Net income                                                 $    7,947         $    5,402
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                             6,782              5,711
      Provision for bad debts                                     182                 50
      Deferred income taxes                                    (1,169)            (3,196)
      Loss on disposition of assets                                91                 90
      Changes in operating assets and liabilities:
      Accounts receivable                                     (14,270)            (3,572)
      Inventories                                              (2,266)              (994)
      Prepaid expenses                                           (130)              (526)
      Accounts payable and accrued expenses                    12,534             16,981
      Income taxes payable/receivable                           4,480              2,615
                                                           ----------         ----------
Net cash provided by operating activities                      14,181             22,561

Cash flows from investing activities:
Additions to property, plant and equipment                     (5,295)            (7,481)
Proceeds from sale of assets                                        5
Changes in other assets                                          (171)              (483)
Increase (decrease) in investments                             (2,266)               655
Acquisitions, net of cash acquired                             (1,012)
                                                           ----------         ----------
Net cash used for investing activities                         (8,739)            (7,309)

Cash flows from financing activities:
Repayments of long-term debt and capital leases                  (294)              (258)
Repurchase of common stock                                     (5,413)            (2,524)
Proceeds from issuance of common stock                          2,192                544
                                                           ----------         ----------
Net cash used for financing activities                         (3,515)            (2,238)

Effect of exchange rate changes on cash                            28                 (7)
                                                           ----------         ----------
Increase in cash and cash equivalents                           1,955             13,007

Cash and cash equivalents at beginning of period               25,111             47,318
                                                           ----------         ----------
Cash and cash equivalents at end of period                 $   27,066         $   60,325
                                                           ==========         ==========


                See notes to consolidated financial statements.

                           BEN & JERRY'S HOMEMADE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)
1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 25, 1999 are not necessarily indicative of the results that may be expected for the year ended December 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

2.   INVENTORIES

                                               September 25,        December 26,
                                                       1999                 1998
                                                       ----                 ----
     Frozen dessert products and ingredients        $14,097              $12,025
     Paper goods                                        801                  524
     Food, beverage and gift items                      900                  541
                                                    -------              -------
     Total                                          $15,798              $13,090
                                                    =======              =======


3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                               September 25,        December 26,
                                                       1999                 1998
                                                       ----                 ----
     Trade accounts payable                         $ 7,882             $  4,623
     Accrued expenses                                18,305               12,552
     Accrued payroll and related costs                3,130                3,272
     Accrued promotional costs                        6,657                4,297
     Accrued marketing costs                          5,775                2,837
     Accrued insurance expense                          938                1,081
     Income taxes payable                             2,939                    0
                                                    -------              -------
          Total                                     $45,626              $28,662
                                                    ========             =======

                           BEN & JERRY'S HOMEMADE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

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

Total comprehensive income for the thirteen weeks ended September 25, 1999 amounted to $3,537,000 compared to $2,878,000 for the same period in 1998. Other comprehensive income consisted of adjustments for net foreign currency translation gains (losses) in the amounts of $2,000 and $(14,000) for the thirteen week periods ended September 25, 1999 and September 26, 1998, respectively. Total comprehensive income for the thirty-nine weeks ended September 25, 1999 amounted to $7,986,000 compared to $5,389,000 for the same period in 1998. Other comprehensive income consisted of adjustment for net foreign currency translation gains (losses) in the amounts of $39,000 and $(13,000) for the thirty-nine week periods ended September 25, 1999 and September 26, 1998.

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

6.   BUSINESS ACQUISITIONS

Effective February 26, 1999, the Company acquired a 60% ownership interest in its Israeli licensee, The American Company for Ice Cream Manufacturing E.I. Ltd, for $1 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the costs of the acquisition have been allocated to assets acquired. The excess of the acquisition costs over the fair values of the net assets and liabilities acquired was $1.7 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

Effective June 16, 1999 the Company purchased the assets of one of its franchisees for approximately $875,000. The acquisition was accounted for using the purchase method of accounting. The acquisition included two scoop shops located in Las Vegas, Nevada, territory rights and goodwill. The intangible assets of

                           BEN & JERRY'S HOMEMADE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)



$606,000 are being amortized on a straight-line basis over 10 years.

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

8.   MANUFACTURING RESTRUCTURING PROGRAM

On October 19, 1999 the Company announced a plan to shift manufacturing of its frozen novelty line of business from a company-owned plant in Springfield, Vermont to third party co-packers to improve the Company's competitive position, gross margins and profitability. This action will result in the write-off of assets associated with the ice cream novelty business, asset impairment charges of other manufacturing assets and costs associated with severance for those employees who do not accept the Company's offer of relocation. The Company currently estimates the implementation of this manufacturing restructuring program will result in a pre-tax special charge to earnings of approximately $11-$13 million in the fourth quarter of 1999 which will primarily be non-cash. This plan will be executed over the next nine months and will result in improving the Company's profitability during the year 2000. This outsourcing of its novelty business will enable the Company to introduce a wider range of novelty products in future periods.

                          BEN & JERRY'S HOMEMADE, INC.
                 Form 10-Q for quarter ended September 25, 1999

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase (decrease) of such items as compared to the prior period:


                                          Percentage of Net Sales
                                Thirteen Weeks          Thirty-nine Weeks            Percentage Increase (Decrease)
                                     Ended                    Ended                      1999 Compared to 1998
                               Sept 25,   Sept 26,      Sept 25,    Sept 26,       Thirteen Weeks   Thirty-nine Weeks
                                1999       1998          1999        1998                Ended            Ended
                                ----       ----          ----        ----                -----            -----
Net sales                       100.0%      100.0%       100.0%      100.0%               4.0%             12.4%
Cost of sales                    58.6%       62.5%        60.3%       64.0%              (2.5)%             6.0%
                               -------     -------      -------      ------             -------           ------
Gross profit                     41.4%       37.5%        39.7%       36.0%              14.8%             23.9%
Selling, general and
administrative expenses          33.2%       31.0%        33.3%       31.1%              11.6%             20.4%
                               -------     -------      -------      -------           --------             -----
Operating income                  8.2%        6.5%         6.4%        4.9%              30.2%             46.3%
Other income (expense)           (0.1)%       0.5%         0.2%        0.2%             112.9%             11.9%
                               --------    -------      -------      -------            ------             -----
Income before income
taxes                             8.1%        7.0%         6.6%        5.1%              20.4%             44.8%
Income taxes                      2.8%        2.5%         2.3%        1.8%              17.0%             40.8%
                               -------     -------      -------      ------            -------             -----
Net income                        5.3%        4.5%         4.3%        3.3%              22.2%             47.1%
                               =======     =======      =======      ======            =======             =====


Thirteen Weeks Ended September 25, 1999 and September 26, 1998

Net Sales

Net sales for the thirteen weeks ended September 25, 1999 increased 4.0% to $67.1 million compared to $64.5 million for the same period in 1998. Pint volume increased 4.4% compared to the same period in 1998, which was primarily attributable to the Company's original line of products. Unit volume of 2 1/2 gallon bulk container products increased 7.6% compared to the same period in 1998.

Packaged sales (primarily pints) represented approximately 79% of total net sales in the third quarter of 1999 compared to 76% in 1998. Net sales of 2 1/2 gallon bulk containers represented approximately 12% of total net sales in the third quarter of 1999 compared to 11% for the same period in 1998. Net sales of novelty products (including single servings) accounted for approximately 5% of total net sales in the third quarter of 1999, compared to 10% in 1998. This decrease is due to a decline in sales of single serve containers to the Japanese market in comparison to the prior year. Net sales from the Company's retail stores represented 4% of total net sales in the third quarter of 1999 compared to 3% in 1998.

International sales were $5.4 million during the third quarter of 1999, representing 8.1% of net sales, as compared to $7.0 million in 1998, or 11.0% of net sales. The decrease in 1999 was primarily due to a decrease in net sales to the Japanese market partially offset by an increase in sales in the United Kingdom .

Cost of Sales and Gross profit

Cost of sales in the third quarter of 1999 decreased approximately $1 million or 2.5% from the same period in 1998 and overall gross profit as a percentage of net sales was 41.4% in the third quarter of 1999 as compared to 37.5% to the same period last year. The higher gross profit as a percentage of net sales resulted from decreases in dairy prices as compared to the extraordinarily high dairy prices experienced in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.6% to $22.3 million in the third quarter of 1999 from $20.0 million for the same period in 1998. Selling, general and administrative expenses were 33.2% of net sales in the third quarter of 1999 as compared to 31.0% for the comparable period last year. The $2.3 million dollar increase primarily reflects increased advertising and promotion expenses. In addition the Company is continuing to invest more heavily in its international operations, most notably in the United Kingdom, Japan and Israel (where the Company made the previously disclosed majority equity investment), in order to capitalize on further opportunities to grow its ice cream sales outside the United States. Selling, general and administrative expenses also reflect increased salaries, recruiting and training expenses related to building more infrastructure to manage its business.

Other Income (Expense)

Other income (expense) decreased in the third quarter of 1999 to $(40,000) compared to other income in the prior year of $310,000. This decrease is primarily related to foreign currency exchange losses. Interest income decreased $138,000 in the third quarter of 1999 as compared to the same period in the prior year. The decrease in interest income was due to lower average invested balances throughout the period. Interest expense decreased $42,000 in the third quarter of 1999 as compared to the same period in the prior year primarily due to principal payments on long term debt made in October 1998 partially offset by increased debt outstanding related to the Company's 60% investment in its Israeli licensee.

Income Taxes

Income taxes increased approximately $277,000 due to the increase in income in 1999 as compared to 1998. The Company anticipates an effective rate of 35.0% in 1999 compared to 36.0% in 1998 based upon the expected geographic mix of earnings.

Net Income

Net income for the third quarter of 1999 was $3.5 million compared to $2.9 million in 1998. Net income, as a percentage of net sales, was 5.3% in the third quarter of 1999 compared to 4.5% in the third quarter of 1998. Diluted net income per share was $.47 per common share for the third quarter of 1999 compared to a diluted net income per common share of $.39 for the third quarter of 1998.

Thirty-Nine Weeks Ended September 25, 1999 and September 26, 1998

Net Sales

Net sales for the thirty-nine weeks ended September 25, 1999 increased 12.4% to $185.4 million compared to $164.9 million for the same period in 1998. Pint volume increased 8.4% compared to the same period in 1998, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3.3% on pints sold to distributors that went into effect in July 1998. Unit volume of 2 1/2 gallon bulk container products increased 16.7% compared to the same period in 1998.

Packaged sales (primarily pints) represented 82% of total net sales in the first three quarters of 1999 compared to 80% for the same period in 1998. Net sales of 2 1/2 gallon bulk containers represented approximately 10% of total net sales in the first three quarters of 1999 compared to 9% for the same period in 1998. Net sales of novelty products (including single servings) accounted for approximately 6% of total net sales during the first three quarters of 1999 compared to 9% for the same period in 1998. This decrease is due to a decline in sales of single serve containers to the Japanese market in comparison to the prior year. Net sales from the Company's retail stores represented 2% of total net sales in the first three quarters of both 1999 and 1998.

International sales were $17.1 million during the first thirty-nine weeks of 1999, representing 9.2% of net sales, as compared to $15.0 million for the same period in 1998, or 9.1% of net sales. The increase in 1999 was primarily due to increased sales in the United Kingdom partially offset by a decrease in net sales to the Japanese market.

Cost of Sales and Gross Profit

Cost of sales in the first thirty-nine weeks of 1999 increased approximately $6.3 million from the same period in 1998 and overall gross profit as a percentage of net sales was 39.7% in 1999 as compared to 36.0% for the comparable period in 1998. The higher gross profit as a percentage of net sales primarily resulted from decreased dairy commodity costs, a 3.3% distributor price increase effective in July 1998 and in connection with the Company's distribution redesign in 1999, better plant utilization due to higher production volumes and improved efficiencies in the plants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 20.4% to $61.7 million for the thirty-nine weeks of 1999 from $51.2 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net sales increased from 31.1% in 1998 to 33.3% in 1999. The increase in selling, general and administrative expenses primarily reflects increased selling expenses related to the Company's earlier restructuring of its distribution system and increased advertising and promotion expenses. In addition the Company is investing more heavily in its international operations, most notably in the United Kingdom, Japan and Israel (where the Company made the previously disclosed majority equity investment), in order to capitalize on further opportunities to grow its ice cream sales outside the United States. Selling, general and administrative expenses also reflect increased salaries, and recruiting and training expenses related to building more infrastructures to manage its business.

Other Income (Expense)

     Other income increased in the first nine months of 1999 to $414,000 from $370,000 for the same period in 1998. Interest income decreased to $1.4 million for the first thirty-nine weeks of 1999 compared to $1.6 million for the same period in the prior year. This decrease in interest income was due to a lower average invested balance throughout the period. Interest expense decreased $149,000 for the first nine months of 1999 as compared to the same period in the prior year. This decrease is due to the $5 million Senior Notes Principal payment made in September 1998 partially offset by increased interest expense for debt acquired through the Company's 60% ownership interest in its Israeli licensee.

Income Taxes

Income taxes increased $1.2 million due to the increase in income. The Company anticipates an effective rate of 35.0% in 1999 compared to 36.0% in the prior year.

Net Income

As a result of the foregoing, net income for the first thirty-nine weeks of 1999 increased 47.1% to $7.9 million for 1999 compared to $5.4 million for the same period in 1998. Net income was 4.3% of net sales for the first thirty-nine weeks of 1999 compared to 3.3% for the same period in 1998. Diluted net income per share increased to $1.05 per common share for the first thirty-nine weeks of 1999 compared to $0.72 for the same period in 1998.

Liquidity and Capital Resources

As of  September  25,  1999  the  Company  had  $51.4  million  of  cash ,  cash equivalents and short-term investments, an increase of $4.2 million since December 26, 1998. Net cash provided by operations in the first nine months of 1999 was approximately $14.2 million. Uses of cash included increases in accounts receivable and inventories of $14.2 million and $2.3 million respectively, repurchase of company stock of $5.4 million, and additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, of $5.3 million. Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $12.5 million. In addition the Company acquired a 60% interest in its Israeli licensee for $1 million in February, 1999. Cash acquired in the transaction was $858,000. In June 1999, the Company acquired the assets of one of its franchisees, which included Las Vegas, Nevada territory rights and two scoop shops, for approximately $870,000 net of cash acquired.

Since December 26, 1998, trade receivables, and the sum of accounts payable and accrued expenses have increased $13.6 million and $17.0 million, respectively. The increase in accounts receivable is due to increased sales during the summer months combined with a contractual change in the Company's distribution agreement with Dreyers Grand Ice Cream effective in January 1999, which altered the payment terms from 14 to 28 days. The increase in accounts payable and accrued expenses reflect the seasonality of the Company's business and increased sales and marketing expenses. Inventories have increased $13.6 million since December 26, 1998. This increase reflects seasonally higher raw material inventories and increased finished goods inventories.

The Company anticipates capital expenditures in the remainder of 1999 of approximately $4.8 million. Most of these additional projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, computer related expenditures, and corporate space expansion at its headquarters.

The Company's short and long term debt includes $25 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The first principal payment of $5 million was paid in September 1998 and the remaining principal is payable in annual installments through 2003.

During the nine months ended September 25, 1999 the Company repurchased a total of 267,800 shares of the Company's Class A common stock for approximately $5.4 million. The Company completed its previously announced repurchase program commenced in September 1998, which authorized the Company to purchase shares of the Company's Class A Common stock up to an aggregate cost of $5 million for use for general corporate purposes. In September 1999 the Board of Directors approved an additional $3 million for stock repurchases of its Class A common shares.

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

As of September 25, 1999, the Company has substantially completed all phases of its year 2000 plan for mission critical systems including inventory, assessment, renovation, testing and implementation. Renovated and new systems that are Y2K compliant are currently being used for the Company's core software applications of finance, manufacturing, distribution, sales and payroll. The upgrades, testing and implementation for non-critical systems are 90% complete and are expected to continue through November 1999. The Company's communications and networking equipment was upgraded and tested during the second quarter of 1999. We are monitoring vendors for Year 2000 software updates and will continue to install upgrades or patches as appropriate.

The Company has completed a detailed assessment of its manufacturing facilities and embedded chip technology. The testing and remediation of equipment and software systems known to have possible Year 2000 issues is substantially complete. The upgrade of two items related to the refrigeration controls has been scheduled for after the peak summer production period to minimize the operational impact.

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

The external costs for software; hardware, equipment and services related to the Year 2000 project are estimated not to exceed $1.0 million for 1999. The Company will expense the costs of modifying existing systems and capitalize the replacement cost of software or equipment that is not Year 2000 compliant. There can be no guarantee, however, that the systems of other entities which the Company relies upon will be converted on a timely basis or that any failure to convert by another entity would not have an adverse effect on the Company's systems and operations.

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

Euro Conversion

On January 1, 1999 certain member countries of the European union established fixed conversion rates between their existing currencies and the European Union's common currency, ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

The Company has evaluated the potential impact on its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on the Company's operations or financial position

Forward-Looking Statements

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

Risk Factors

Dependence on Independent Ice Cream Distributors. Historically, the Company has been dependent on maintaining satisfactory relationships with Dreyer's Grand Ice Cream, Inc. ("Dreyer's") and the other independent ice cream distributors that have acted as the Company's exclusive or master distributor in their assigned territories. In 1998, Dreyer's distributed significantly more than a majority of the sales of Ben & Jerry's products. While the Company believes its relationships with Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships to its satisfaction. In August 1998 - January 1999, the Company redesigned its distribution network, entering into a distribution agreement with The Pillsbury Company ("Pillsbury") and a new agreement with Dreyer's. These arrangements took effect in September 1999, except for certain territories, which were effective, in April - May 1999. The Company believes the terms of the new arrangements will, on balance, be more favorable to the Company and expects that, under the distribution network redesign, no one distributor will account for more than 40% of the Company's net sales. However, there may be temporary market dislocation in connection with the September 1999 shift from Dreyer's to Pillsbury as the Company's principal distributor in certain markets. Both the recently formed Pillsbury/Nestle ice cream joint venture (through its Haagen-Daz unit), and Dreyer's are competitors of the Company.

Since available distribution alternatives are limited, and continues to be adversely impacted by consolidation in the industry, there can be no assurance that difficulties in maintaining satisfactory relationships with its two principal distributors and its other distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business. In addition, the October 1999 transfer of the Haagen-Daz unit to the recently formed Pillsbury/Nestle ice cream joint venture has presented certain opportunities/difficulties for the Company which are under review.

Growth in Sales and Earnings. In the third quarter of 1999, net sales of the Company increased 4.0% to $67.1 million from $64.5 million for the third quarter of 1998. Pint volume for the third quarter of 1999 increased 4.4% compared to the same period in 1998. In the first nine months of 1999, net sales of the Company increased 12.4% to $185.4 million from $164.9 million for the first nine months of 1998. Pint volume for the first nine months of 1999 increased 8.4% compared to the same period in 1998. Based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), the Company believes that the super premium ice cream, frozen yogurt and sorbet industry category sales increased 8.1% in the third quarter of 1999 compared to the third quarter of 1998. The Company believes that the industry category sales noted above increased 5.6% in the first nine months of 1999 compared to the first nine months of 1998. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 1999 and future financial results.

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

In September 1999 Dreyer's  launched a line of superpremium ice cream,  Dreamery
(TM), with a significant marketing program including radio, outdoor and television advertising as well as heavy price discounting to gain trial. The Dreamery (TM) product is marketed primarily in pints. Additional super premium products may be introduced by other ice cream competition.

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

International. Total international net sales represented approximately 8.1% of total consolidated net sales in the third quarter of 1999. Total international net sales represented approximately 9.2% of total consolidated net sales for the first nine months of 1999. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in Japan,, the United Kingdom, Ireland and France, and through license arrangments in the Netherlands and Belgium and has started selling in Peru and Lebanon in 1999 under license arrangements. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In 1999, the Company made an investment of $1 million in its Israeli licensee, which gave the Company a 60% ownership interest. In May 1998, the Company signed a Licensing Agreement with Delicious

Alternative Desserts, LTD. to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in all of its international markets or entering (directly or indirectly through licensing), on a long-term profitable basis, such additional international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock (authorized in 1987), entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield and Jeffrey Furman (collectively the "Principal Stockholders") hold shares representing approximately 46% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they sell substantial portions of their Class A Common Stock. In addition, the Company issued all of the authorized Class A Preferred Stock to the Foundation in 1985. All current directors of the Foundation are directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter) and significantly limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to such Business Combinations.

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


Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. The majority of these investments are municipal bonds and fixed income preferred stock in which the market value approximates its cost at September 25, 1999. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for the periods presented.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit (10.37)  Michael Sands Stock Option Contract

         Exhibit (10.38)  Severance  Agreement dated as of July 30, 1999 between
                          Elizabeth Bankowski and the Company.

         Exhibit (10.39)  Severance  Agreement dated as of July 30, 1999 between
                          Bruce Bowman and the Company.

         Exhibit (10.40)  Severance  Agreement  dated as of  November  15, 1999 between Richard Doran and the Company.

         Exhibit (10.41)  Severance  Agreement dated as of July 30, 1999 between
                          Charles Green and the Company.

         Exhibit (10.42)  Severance  Agreement dated as of July 30, 1999 between
                          Frances Rathke and the Company.

         Exhibit (10.43)  Employment  Agreement  effective  as of June 25,  1999 between Michael Sands and the Company.

         Exhibit (11)     Statement Re: Computation of Per Share Earnings

         Exhibit (27)     Financial Data Schedule



     (b) No reports on Form 8-K were filed during the quarter ended September 25, 1999, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial officer.

                                        BEN & JERRY'S HOMEMADE, INC.



DATE:  November 9, 1999                By  /s/Frances Rathke
                                           ------------------------------------
                                           Frances Rathke,
                                           Chief Financial Officer and Secretary