Form 10-K405
period 1999-12-25
BEN & JERRYS HOMEMADE INC
filed 2000-03-22
CIK 768384

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25, 1999

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

                                 Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (225.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  [X]

The  aggregate  market value of the  Company's  Class A and Class B Common Stock
held  by   non-affiliates   was   approximately   $150,370,950   and  $5,061,769
respectively, at February 25, 2000.

At February 25, 2000, 6,121,493 shares of the Company's Class A Common Stock and 794,539 shares of the Company's Class B Common Stock were outstanding.

             Page 1 of 70 pages. Exhibit Index appears on page 33.

                          BEN & JERRY'S HOMEMADE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                                                                             Page

Item 1.       Business.........................................................................1

Item 2.       Properties......................................................................13

Item 3.       Legal Proceedings...............................................................13

Item 4.       Submission of Matters to Vote of Security Holders...............................13

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...........14

Item 6.       Selected Financial Data.........................................................15

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................16

Item 7A.      Market Risk.....................................................................24

Item 8.       Financial Statements and Supplementary Data.....................................24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure......................................................................25

Item 10.      Directors and Executive Officers of the Company.................................25

Item 11.      Executive Compensation..........................................................27

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................28

Item 13.      Certain Relationships and Related Transactions..................................30

Item 14.      Exhibits, Financial Statements, Financial Statement Schedules, and
              Reports on Form 8-K.............................................................33


ITEM 1.       BUSINESS

Introduction

Ben & Jerry's Homemade, Inc. ("Ben & Jerry's" or the "Company") is a leading manufacturer of super premium ice cream, frozen yogurt and sorbet in unique and regular flavors. The Company also manufactures ice cream novelty products. The Company is committed to using milk and cream that have not been treated with the synthetic hormone, rBGH. The Company uses natural ingredients in its products. The Company embraces a philosophy that manifests itself in these attributes:
being  real  and  "down  to  earth,"  being   humorous  and  having  fun,  being
non-traditional and alternative and, at times, being activists around progressive values.

The Company's products are currently distributed throughout the United States primarily through independent distributors. However, the Company's marketing resources are concentrated on certain "target markets" including New England, New York, the Mid-Atlantic region, Florida, Texas, the West Coast and selected other major markets, including the Midwest (defined for this purpose as Chicago, Illinois, Minnesota, Wisconsin and Michigan) and Denver areas. In 1999, approximately 77% of the sales of the Company's packaged pints were attributable to these target markets. The Company's products are also available in certain "non-target" markets in the United States, the United Kingdom, France, Israel, Canada, The Netherlands, Belgium, Japan, Singapore, Peru and Lebanon. The Company currently markets flavors of its ice cream, frozen yogurt and sorbet in packaged pints, for sale primarily in supermarkets, other grocery stores, convenience stores and other retail food outlets and in bulk, primarily to restaurants and Ben & Jerry's company-owned franchised "scoop shops."

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

The Board of Directors of the Company has since 1988 formalized its basic business philosophy by adopting a three-part "mission statement" for Ben & Jerry's. The statement includes a "product mission," "to make, distribute and sell the finest quality all natural ice cream"; an "economic mission," "to operate the Company on a sound financial basis...increasing value for our shareholders and creating career opportunities and financial rewards for our employees"; and a "social mission," "to operate the Company in a way that actively recognizes the central role that business plays in the structure of society by initiating innovative ways to improve the quality of life of a broad community: local, national and international." This statement has been further simplified by the Company's statement of "Leading with Progressive Values Across our Business." "Underlying the mission of Ben & Jerry's is the determination to seek new and creative ways of addressing all three parts, while holding a deep respect for individuals inside and outside the Company and for the communities of which they are a part." Since 1988, the Company's Annual Report to Stockholders has contained a "social report" on the Company's performance during the year. The Company's social mission has always been about more than philanthropy, product donations and community relations. Ben & Jerry's has strived to integrate into its day-to-day business decisions a concern for the community and to seek ways to lead with its progressive values.

The Company makes cash contributions equal to 7.5% of its pretax profits to philanthropy through The Ben & Jerry's Foundation (the "Foundation"), Community Action Teams, which are employee led groups from each of its five Vermont sites, and through corporate grants. Excluded from the 7.5% are contributions out of a portion of the proceeds of incidental operations, not directly relating to Ben & Jerry's core business of the manufacturing and selling of Ben & Jerry's frozen desserts, such as a portion of the admission fees for plant tours. Also excluded from the 7.5% are corporate sponsorships that have as one of their purposes the furtherance of Ben & Jerry's marketing goals. For 1999, the 7.5% amounted to approximately $1,120,000. The amount of the Company's cash contribution is subject to review by the Board of Directors from time to time in light of the Company's cash needs, its operating results, existing conditions in the industry and other factors deemed relevant by the Board. See "The Ben & Jerry's Foundation."

In some instances where the Company pays royalties for the licensed use of a flavor name, the licensor donates all or a portion of these royalties to charitable organizations. For example, in 1997, the Company launched Phish Food(TM) ice cream and during 1999 paid the Vermont-based band Phish $244,918 in royalties. The band established the Water Wheel Foundation to support the protection and preservation of Lake Champlain.

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

Ben & Jerry's has, through the years, taken actions intended to strengthen the Company's ability to remain an independent Vermont-based company focused on carrying out its three-part corporate mission. Ben & Jerry's believes these actions have been in the best interests of the Company, its stockholders, employees, suppliers, customers and the Vermont community. See "Anti-Takeover Effects of Class B Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholders' Rights Plans."

In 1991, the Company decided to pay not less than a certain minimum price for its dairy ingredients other than yogurt cultures, to bring the price up to an amount based upon the average price for dairy products in certain prior periods. This commitment is part of an effort to foster the supply of Vermont dairy products and thereby also seek to maintain the long-term viability of the Company's source of dairy ingredients, against the marketplace background of a continuing trend of decreasing family dairy farms in Vermont.

In early 1994, the Company's agreement with the St. Albans Cooperative Creamery was amended to include, as a condition for payment of the premium, an assurance from the St. Albans Cooperative Creamery that the milk and cream purchased by the Company will not come from cows that have been treated with recombinant Bovine Growth Hormone ("rBGH"), a synthetic growth hormone approved by the FDA.

In December 1997, the St. Albans Cooperative Creamery's board of directors approved a motion to allow for controlled use of rBGH by a limited number of member farms beginning July 1, 1998. The Co-op assures that it will continue to provide Ben & Jerry's with rBGH-free dairy supply. The Company pays a premium to the Co-op for member farms that do not use rBGH.

In 1992, the Company became a signatory to the CERES Principles adopted by the Community for Environmentally Responsible Economies. The CERES Principles established an environmental ethic with criteria by which investors and others can assess the environmental performance of companies. Ben & Jerry's is also a member of Business for Social Responsibility, Inc. ("BSR"), an organization in San Francisco, California, which promotes a concept of business profitability that includes environmental responsibility and social equity. Ben & Jerry's is also a member of the Social Venture Network and Vermont Businesses for Social Responsibility.

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

Super Premium Ice Cream, Super Premium Frozen Yogurt And, More Recently, super premium sorbet have become an important part of the frozen dessert industry. In response to the demand for lower fat, lower cholesterol products, the Company introduced its own super premium low fat frozen yogurt in 1992. In February 1996, the Company introduced lactose-free and cholesterol-free sorbet. In 1997, Ben & Jerry's introduced a new line of low fat ice cream. In 1999 the Company introduced 14 new flavors and 3 new novelty products.

Based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), the Company believes that total annual U.S. sales in supermarkets at retail prices (defined as grocery stores with annual revenues of at least $2 million) of super premium and premium plus ice cream, frozen yogurt and sorbet were approximately $572 million in 1999 compared with about $518 million in 1998. All of the information in this paragraph is taken from IRI data.

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

Ben & Jerry's frozen yogurt is a high quality frozen yogurt with approximately 2% fat (excluding add-ins) and approximately 30% overrun. The fat content of frozen yogurt comes from the cream used in the base mix. All our frozen yogurt products are sweetened with beet sugar and corn syrup. The Company uses cultured yogurt in the manufacturing of our frozen yogurt dessert products, purchased from yogurt manufacturers who use Vermont dairy ingredients.

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

Ben & Jerry's other license agreements include licenses from the estate of Jerry Garcia, formerly of the Grateful Dead rock group, with respect to the Company's Cherry Garcia(R) flavor; political cartoonist Garry Trudeau and Andrews McMeel Universal with respect to the Company's Doonesberry(R) flavor of the sorbet line of products; Wavy Gravy for the flavor Wavy Gravy; with Phish Merchandising, Inc. with respect to Phish Food(TM) and Phish Stick(TM), a flavor launched in February of 1997; and from United Feature Syndicate, Inc. for use of the trademark Dilbert for the flavor Dilbert's World(TM)-Totally Nuts(TM) introduced in 1998.

Manufacturing

The Company manufactures Ben & Jerry's super premium ice cream and frozen yogurt pints at its Waterbury, Vermont, plant. The Company's Springfield, Vermont, plant is used for the production of ice cream novelties, ice cream, frozen yogurt, low fat ice cream and sorbet packaged in bulk, pints, quarts and half gallons. The Company manufactures Ben & Jerry's super premium ice cream, frozen yogurt, frozen smoothies and sorbet in packaged pints, 12 oz. and single serve containers at its St. Albans, Vermont plant. The Company generally operates its plants two shifts a day, five to seven days per week, depending upon demand requirements.

On October 19, 1999, the Company announced a plan to shift manufacturing of its frozen novelty line of business from a company-owned plant in Springfield, Vermont, to third party co-packers to improve the Company's competitive position, gross margins and profitability. This action resulted in the write-off of assets associated with the ice cream novelty business, asset impairment charges of other manufacturing assets and costs associated with severance for those employees who do not accept the Company's offer of relocation. The implementation of this manufacturing restructuring program resulted in a pre-tax special charge to earnings of approximately $8.6 million in the fourth quarter of 1999 that was primarily non-cash. This plan will be executed during 2000 and is expected to result in improving the Company's profitability during the year 2000. Outsourcing its novelty business will enable the Company to introduce a wider range of novelty products in future periods.

Markets and Customers

The Company markets packaged pints, quarts, 1/2 gallons, single-serve containers and novelty products primarily through supermarkets, other grocery stores, convenience stores and other retail food outlets. The Company markets ice cream, frozen yogurt and sorbet in 2 1/2-gallon bulk containers primarily through franchised (and Company-owned) Ben & Jerry's scoop shops, through restaurants and food service accounts (i.e. stadiums, airports, cafeterias, hotels, etc.).

Ben & Jerry's products are distributed through independent ice cream distributors; with some exceptions, only one distributor is appointed for each territory for supermarkets. In most areas, sub-distributors are used to distribute to the smaller classes of trade. Company trucks and other distributors distribute products that are sold in Vermont and upstate New York.

In late August 1998 - January 1999, Ben & Jerry's redesigned its distribution network to create more Company control over sales and more efficiency in the distribution of its products. Under the redesign, Ben & Jerry's increased direct sales calls by its own sales force (as distinguished from calls by the distributors' sales forces) to all grocery and chain convenience stores and has a network where no distributor of Ben & Jerry's products has a majority percentage of the Company's distribution. Under the distribution network redesign which commenced in April-May 1999 and was fully effective September 1, 1999, Ice Cream Partners, a joint venture of the U.S. ice cream operations of Nestle and The Pillsbury Company ("Pillsbury") distributes Ben & Jerry's products in specified territories; the balance of domestic deliveries are distributed primarily by Dreyer's Grand Ice Cream, Inc. ("Dreyer's"), with Dreyer's handling a smaller volume (than before) of Ben & Jerry's distribution in other specified territories, and in part by other independent regional distributors, most of whom are already acting as distributors for Ben & Jerry's. Under the redesign, no single distributor is expected to handle over 40% of Ben & Jerry's distribution, as compared with Dreyer's distribution activities accounting for approximately 57% of the Company's net sales in 1998 and 1997.

Pursuant to the  distribution  network  redesign, Ben & Jerry's  entered into an agreement with Pillsbury which, as amended in January 1999, provides for distribution of Ben & Jerry's products on a non-exclusive basis in various areas of the United States beginning September 1, 1999, and in certain areas commencing April - May 1999. This agreement was assigned to Ice Cream Partners (a joint venture between Pillsbury and Nestle formed in October 1999), by the Company and was amended in December 1999. The agreement with Ice Cream Partners may not be terminated (except for cause) by Ice Cream Partners or Ben & Jerry's until an effective date in the year 2003. The agreement further provides that Ben & Jerry's may earlier terminate without cause by making certain specified payments (except that such payments are not required under specified circumstances) and it contains additional provisions relating to any termination upon a change in control of either party. The use of sub-distributors by Ice Cream Partners is limited under the Agreement.

In January 1999, the Company concluded a new distribution agreement, also on a non-exclusive basis, with Dreyer's, effective for distribution which commenced September 1, 1999. This agreement pertains to a smaller geographic area than that which was covered under the prior distribution agreement and is on terms and conditions different in some respects from those applicable under the prior distribution agreement. The terms as to the prices received by the Company from Dreyer's purchases of the Company's ice cream products are in line with the new Agreement the Company entered into with Pillsbury and assigned to Ice Cream Partners, and are more favorable to the Company than in the past.

The new agreement with Dreyer's may be terminated by either party on not less than six months' notice except that no such notice may be given during the months of October - March in any year. The prior agreement had given Dreyer's certain territorial exclusivity, limited the sale by Dreyer's of competitive products (Dreyer's brands and certain brands of other ice cream competitors), and had contained provisions for payment by the terminated party in the event of a change in control of the terminated party.

While the Company believes that its relationships with Dreyer's and its other distributors generally have been satisfactory and that these relationships have been instrumental in the Company's growth, the Company has, at times, experienced difficulties in maintaining these relationships to its satisfaction. The Company believes that the distribution network redesign in August 1998 - 1999 gave it more control over the Company's distribution. However, due to the consolidations in the distribution arena, including the combination of the Nestle and Pillsbury domestic ice cream operations into Ice Cream Partners, available distribution alternatives are limited. Accordingly, there can be no assurance that such difficulties with distributors, which may be related to actions by the Company's distributors (which include, as the Company's two principal distributors, its two principal competitors in the marketplace, will not have a material adverse effect on the Company's business. Loss of one or more of the Company's principal distributors or termination of one or more of the related distribution agreements or certain action by the production/marketing units of these two principal distributors could have a material adverse effect on the Company's business.

Marketing

Ben & Jerry's marketing is characterized by a strategic discipline that continues to build brand equity, a solid reputation for the Company and, most importantly, profitable customer relationships.

Ben & Jerry's marketing strategies remain consistent with the Company's three-part mission. Building on Ben & Jerry's significant brand name recognition, the Company continues to emphasize the high quality, natural ingredients in its products while highlighting its commitment to social change through innovative promotional and advertising campaigns. Ben & Jerry's continues to facilitate brand awareness by focusing its marketing efforts on communicating the Company's unique business approaches via Public Relations campaigns designed to generate unpaid newspaper, magazine, radio and TV news coverage. Company founders Ben Cohen and Jerry Greenfield continue to make personal appearances on TV and radio.

A 1999 Harris Interactive Poll regarding public perceptions of corporate reputability ranked Ben & Jerry's fifth overall, and first in the "social responsibility" category. The survey, the results of which were published in the Wall Street Journal, used an assessment tool developed at New York University's Stern School of Business to measure a company's reputation, based upon several key areas - social responsibility, emotional appeal, products and services.

In 1999, Ben & Jerry's became the first U.S. ice cream company to convert a significant portion of its pint containers to a more environmentally-friendly unbleached paperboard. The debut of the Company's "Eco-Pint" made headlines in consumer and financial press nationwide.

Additional media opportunities in 1999 included placement of the Company's products in popular sitcoms and movies. Scenes from an upcoming feature film starring Jim Carrey were filmed at the Company's Waterbury factory. Ben & Jerry's conducts guided tours of its facility in Waterbury, Vermont to approximately 300,000 visitors annually, making it the single most popular tourist attraction in the state.

Ben & Jerry's increased internet presence was driven by several web-based promotions, including a Halloween promotion in which consumers were invited to trick or treat online, and a Yahoo!(R) Careers promotion in which consumers could win a day as a Ben & Jerry's flavor developer.

Ben & Jerry's scoop shops, substantially all of which are franchised, also contributed significantly to the growth of the brand. In April, Ben & Jerry's marked its 21st Anniversary with a record-breaking Free Cone Day covered by local and national media. Almost 200 Ben & Jerry's scoop shops served up more than a half million free cones as a "thank you" to their customers in this coast-to-coast event.

Franchise Program

As of December 25, 1999, there were 164 North American Franchise and Satellite scoop shops compared to 147 as of December 26, 1998. In addition to our traditional Franchise and Satellite locations, the Company has 8 PartnerShop(R) Franchises, 19 Featuring Franchises and 12 Scoop Station Franchises.

Ben & Jerry's Franchise Scoop Shops sell Ben & Jerry's ice cream, frozen yogurt, sorbet, private label hot fudge, baked goods and toppings. The menu items also include coffee, beverages, fruit smoothies, ice cream cakes, novelties and gift items.

A PartnerShop(R) Franchise is a scoop shop that is awarded to a not-for-profit organization. PartnerShop(R) franchises are arrangements that permit not-for-profit organizations to own franchised scoop shops that serve as an employment resource and potentially a source of revenue for the not-for-profit groups. The Company waives the normal franchisee fee of $30,000. In addition the Company provides expertise in the start-up and operation of the PartnerShop(R).

A Featuring Franchise is a business that has a scoop shop within its location, much like a store within a store. Featuring Franchises are often located in airports, stadiums, college campuses and similar venues.

In the beginning of 1999, the Company began offering another franchise concept, a Scoop Station franchise. As of December 25, 1999, there were 12 Scoop Station franchises. These franchises are located within businesses; generally a smaller product line is served from a pre-fabricated unit.

At year-end, there were nine company-owned scoop shops: four in Vermont, two in Las Vegas, Nevada and three locations in Paris, France. Internationally, there are nine Ben & Jerry's franchised scoop shops in Israel; four in Canada, three in the Netherlands, one in Lebanon and one in Peru.

New scoop shops are opened under existing Development Agreements and under new Single Store Agreements. Development Agreements require a franchisee to develop a particular number of units annually according to the terms of their Agreement. The Company has assorted franchise concepts that include traditional shops in a variety of settings, five PartnerShop(R) Featuring Franchises and Scoop Station Franchises. Franchise Agreements generally have initial terms of five to ten years and renewal terms. The Scoop Station is a limited concept with a smaller menu offering; the initial term is generally two years.

International

The Company regularly investigates the possibilities of entering new markets. Ben & Jerry's ice cream products are now distributed internationally in the United Kingdom and Israel and are available in parts of Japan, Ireland, France, Canada, the Netherlands, Belgium, Singapore, Peru and Lebanon.

In May 1998, the Company signed a non-exclusive licensing agreement with Delicious Alternative Desserts, LTD, to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada for royalty payments based upon a percentage of the licensee's sales. This agreement is for a five-year period with a renewal option. In connection with this agreement, the Company received 4,000,000 Common Shares of Delicious Alternative Desserts, LTD which represents less than 5% of total issued outstanding common shares on a fully diluted basis, and the right to designate one director.

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

In 1997, the Company signed an Importation and Marketing Agreement with one of the largest food retailers in Japan for sale through Japanese retail stores of Ben & Jerry's products manufactured in Vermont in a special size. Following a test market, the product was launched in 1998. In March 1999, the Company established a wholly-owned subsidiary in Japan for purposes of importing, marketing and selling its products in Japan. Beginning in January 2000, the Company imports all products into the Japan market through an agreement with a Japanese trading company.

Competition

The super premium ice cream, frozen yogurt and sorbet business is highly competitive, with the distinction between the super premium category and the "adjoining" premium and premium plus categories less marked than in the past. The Company's two principal competitors are The Haagen-Dazs operation of Ice Cream Partners and Dreyer's/Edys, which introduced its Dreamery(TM) super premium line in the fall of 1999. Other significant frozen dessert competitors are Columbo, Healthy Choice and Starbucks (distributed by Dreyer's). Haagen-Dazs has a significant share of the markets that the Company has entered in recent years. Haagen-Dazs has also entered substantially more foreign markets than the Company (including certain markets in Europe and the Pacific Rim). Haagen-Dazs and certain other competitors also market flavors using pieces of cookies and candies as ingredients. As part of Ben & Jerry's distribution network redesign, the Pillsbury U.S. ice cream operations (now part of the Ice Cream Partners Joint Venture) became a principal distributor for the Company's products.

In January and September 1999, Dreyer's launched two lines of super-premium ice cream, Godiva and Dreamery(TM), with significant marketing programs including radio, outdoor and television advertising as well as heavy price discounting to gain trial. The Godiva and Dreamery(TM) products are marketed primarily in pints. Additional super premium products may be introduced by other ice cream competition.

In the ice cream novelty segment, the Company competes with several well-known brands, including Haagen-Dazs and Dove Bars, manufactured by a division of Mars, Inc., Good Humor (owned by Unilever), Nestle products and many private label brands. All of these other brands have achieved far larger shares of the novelty market than the Company.

During 1999, the premium category again experienced increased promotional activity driven by the national competition between Dreyer's Grand Ice Cream, Inc., a principal distributor for the Company, and Breyer's Ice Cream (owned by Unilever, a large international food company). In accordance with Dreyer's strategic plan to accelerate the sales of their branded premium products Dreyer's has increased its consumer marketing efforts and continued expansion of its distribution system into additional U.S. markets. There are a number of other super premium brands, including some regional ice cream companies and some new entries. Increased competition and the increased consumer demand for a variety of frozen dessert products, combined with limited shelf space within supermarkets, may have made market entry harder and has already forced some brands out of some markets. The ability to introduce innovative new flavors on a periodic basis is also a significant competitive factor. The Company expects strong competition to increase, including price/promotional competition and competition for adequate distribution and limited shelf space within the frozen dessert category in supermarkets and other food retail outlets.

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

In connection with the operation of all its plants, the Company must comply with the Federal and Vermont environmental laws and regulations relating to air quality, waste management and other related land use matters. The Company maintains wastewater discharge permits for all of its manufacturing locations. All the plants pre-treat production effluent prior to discharge to the municipal treatment facility. The Company believes that it is in compliance with all of the required operational permits relating to environmental regulations.

Trademarks

The marks Ben & Jerry's, Ben & Jerry's Portrait, Ben & Jerry's Ice Cream on A First Name Basis, Chubby Hubby, Chunky Monkey, Coffee, Coffee BuzzBuzzBuzz!, Cool Britannia, Dastardly Mash, Hunka Hunka Burnin' Fudge, Lids for Kids, More Chunks Less Bunk, New York Super Fudge Chunk, One World One Heart, PartnerShop,

Peace Pop, Rainforest Chunk, Today's Euphoric Flavors, Totally Nuts, Vanilla Like It Oughta' Be, Vermont's Finest and World's Best are registered trademarks of the Company.

Cherry Garcia(R), Phish Food(R), Phish Stick(R), Wavy Gravy(TM), Doonesberry(R), Heath(R) and Dilbert's World(R) are Ben & Jerry's proprietary flavor names and are licensed to the Company.

Employees

At December 25, 1999, Ben & Jerry's employed 841 people including full-time, part-time and temporary employees. This represents a 12% increase from the 751 people employed by the Company at December 26, 1998.

During 1998, a union organizing effort took place at the Company's St. Albans, Vermont, plant within the Maintenance Department. By a majority vote all full-time and regular part-time maintenance team members employed by the Company agreed to be represented by the International Brotherhood of Electrical Workers
(IBEW). The Company signed an agreement in November 1999, with the Union. As of December 25, 1999, 16 employees were members of IBEW.

The Ben & Jerry's Foundation

In 1985, Ben Cohen, co-founder of the Company, contributed a portion of the equity of the Company which he then owned to The Ben & Jerry's Foundation, Inc., a charitable organization under Section 501(c)(3) of the Internal Revenue Code, in order to enable the Foundation to sell such equity in 1985 and invest the net proceeds (approximately $598,000) in income-producing securities to generate funds for future charitable grants. The Foundation, with its employee-led grant-making committee under supervision of the Foundation's directors, provides the principal means for carrying out the Company's charitable cash giving policy across the nation. The Foundation continues to target its grants to small grassroots social change organizations.

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

The Company has been advised that Mr. Jerry Greenfield (Chairperson and a director of the Company), Mr. Ben Cohen (Vice-Chairperson and a director of the Company) and Mr. Jeff Furman (a director and formerly a consultant to the

Company) (collectively, the "Principal Stockholders") presently intend to retain substantial numbers of shares of Class B Common Stock. As a result of conversions by "public" stockholders of Class B Common Stock, in order to enable their sales of such securities, the Class B Common Stock is now held disproportionately by Company insiders, including the above-named three directors who are Principal Stockholders. See "Security Ownership of Certain Beneficial Owners and Management." As of February 25, 2000, these three principal individual stockholders held shares representing 47% of the aggregate voting power in elections of directors and various other matters and 17% of the aggregate common equity outstanding, permitting them, as a practical matter, generally to decide elections of directors and various other questions submitted to a vote of the Company's stockholders even though they might sell substantial portions of their Class A Common Stock.

The Board of Directors, without further stockholder approval, may issue additional authorized but unissued shares of Class B Common Stock in the future and sell shares of Class B Common Stock held in the Company's treasury. In 1985, Ben Cohen, one of the Company's co-founders, contributed a portion of the equity in the Company, which he then owned, to the Ben & Jerry's Foundation, Inc. Two of the three current directors of the Foundation, Messrs. Greenfield and Furman, are also directors of the Company. The Class A Preferred Stock gives the Foundation a class voting right to act with respect to certain Business Combinations (as defined in the Company's charter). The 1985 issuance of the Class A Preferred Stock to the Foundation effectively limits the voting rights that holders of the Class A Common Stock and Class B Common Stock, the owners of virtually all of the equity in the Company, would otherwise have with respect to Business Combinations (as defined). This may have the effect of limiting such common stockholders participation in certain transactions such as mergers, other Business Combinations (as defined) and tender offers, whether or not such transactions might be favored by such common stockholders.

At the 1997 Annual Meeting the shareholders approved amendments to the Company's Articles of Association to (a) classify the Board into three classes, as nearly equal as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year; (b) provide that directors may be removed only for cause and with the approval of at least two-thirds of the votes cast on the matter by all of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; (c) provide that any vacancy resulting from such a removal may be filled by two-thirds of the directors then in office; and (d) increase the stockholder vote required to alter, amend, repeal or adopt any provision inconsistent with these amendments approved by stockholders in 1997 to at least two-thirds of the votes cast on the matter by all of the outstanding shares of capital stock of the Company entitled to vote generally in the elections of directors, voting together.

Also, in April 1998, the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation. Also, in August 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B Common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be

"anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders.

The Class B Common Stock, which may be converted into shares of Class A Common Stock by a specified vote of the Board, the Class A Preferred Stock, which may be redeemed by a specified vote of the Board, the Classified Board of Directors and the Shareholder Rights Plans may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities and the 1997 amendments to the Articles of Association will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed. See also "Risk Factors" in Item 7 of this Report.

The Company believes that these provisions of the Articles of Association, the amendment to the Vermont Business Corporation Act and the Shareholder Rights Plans, reduce the possibility that a third party could effect a change, including a tender offer or a sudden or surprise change in the composition of the Company's Board of Directors, without the support of the incumbent Board and,accordingly, that adoption of these items strengthened Ben & Jerry's ability to remain an independent, Vermont-based company focused on carrying out its three-part corporate mission, which Ben & Jerry's believes is in the best interest of the Company, its stockholders, employees, suppliers, customers and the Vermont community.

Indications of Interest to Acquire the Company; Alternative Transactions

The Company announced on December 2, 1999 that it had received Indications of Interest to acquire the Company at prices significantly above the closing price on NASDAQ on the day before the December 2, 1999 press release ($21.00). These Indications of Interest are subject to conditions and, together with Alternative Transactions under which the Company would remain an independent company, are being considered by the Board of Directors.

The Company's policy, as regularly disclosed in its filings with the Securities and Exchange Commission, has been to remain an independent Vermont-based company focused on its three-part corporate mission, emphasizing product quality, economic reward and a commitment to the community, contributing 7 1/2% of its profit before tax to charities, including donations to The Ben & Jerry's Foundation, Inc.

No decision has been made by the Board with respect to any of these indications of interest or as to any sale of the Company or Alternative Transactions under which the Company would remain independent ("Alternative Transactions") (See "Risk Factors Indications of Interest: to Acquire the Company; Alternative Transactions"), and no implications should be drawn from this Report as to what definitive decision will be reached by the Board after it has concluded its deliberations or as to the timing of any decision.

ITEM 2.    PROPERTIES

The Company owns three production facilities. Ben & Jerry's owns a 42.5 acre site in Waterbury, Vermont on which it operates a 46,000 square-foot plant producing ice cream and frozen yogurt in packaged pints. The Company owns a 12-acre site in Springfield, Vermont on which it operates a 48,000 square-foot production facility. The Springfield plant is used for the production of ice cream novelties, bulk ice cream and frozen yogurt, and at times packaged pints and quarts. Novelty production will be phased out and moved to a third party co-packer in 2000.

The Company's property, plant and equipment at its production facilities in Waterbury are subject to various liens securing a portion of the Company's long-term debt.

The Company owns a 42-acre site in St. Albans, Vermont, on which it operates a 92,000 square-foot manufacturing facility.

In 1991, the Company entered into a twenty-five year lease with an option to purchase 17.1 acres of land in Rockingham, Vermont, on which the Company constructed and operates a 45,000 square-foot central distribution facility.

In February 1996, the Company entered into a ten year lease agreement for approximately 69,000 square-feet of office and warehousing space in South Burlington, Vermont, where the Company's executive offices and administrative departments are located. In 1999 the Company expanded the office space to 97,780 square feet.

The Company also leases space for its retail ice cream parlors in Burlington, Montpelier and Middlebury, Vermont, Las Vegas, Nevada and Paris, France, and its corporate offices in the United Kingdom, France and Japan. The Company owns three single-family houses, which are situated on land adjacent to its manufacturing facility in Waterbury.

The Company believes that all of its facilities are well maintained and in good repair.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to certain litigation and claims in the ordinary course of business which management believes are not material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol BJICA. The following table sets forth for the period December 28, 1997 through February 25, 2000, the high and low closing sales prices of the Company's Class A Common Stock for the periods indicated.

                                                     High          Low
                                                     ----          ---
   1998
   ----
          First Quarter                            $  19         $  14
          Second Quarter                              21 1/8        17
          Third Quarter                               19 7/8        13 1/16
          Fourth Quarter                              23 7/8        14 7/8
   1999
   ----
          First Quarter                            $  27         $  21 3/8
          Second Quarter                              30            24 3/8
          Third Quarter                               29            17 7/8
          Fourth Quarter                              28 1/4        15 13/16
   2000
   ----
          First Quarter through February 25, 2000  $  29 1/4     $  21 1/4

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

     As of February 25, 2000 there were 9,979 holders of record of the Company's Class A Common Stock and 1,922 holders of record of the Company's Class B Common Stock.

ITEM 6.       SELECTED FINANCIAL DATA

The following table contains selected financial information for the Company's fiscal years 1995 through 1999.

Summary of Operations (In thousands except per share data)

                                                                                    Fiscal Year
                                                                                    -----------
                                                         1999           1998            1997           1996            1995
                                                         ----           ----            ----           ----            ----
Net sales                                              $237,043       $209,203        $174,206       $167,155        $155,333
Cost of sales                                           145,291        136,225         114,284        115,212         109,125
                                                       --------       --------        --------       --------        --------
Gross profit                                             91,752         72,978          59,922         51,943          46,208
Selling, general & administrative expenses
                                                         78,623         63,895          53,520         45,531          36,362
Special charge1                                           8,602             --              --             --              --
Other income (expense) - net                                681            693            (118)           (77)           (441)
                                                       --------       ---------       --------       --------        --------
Income before income taxes                                5,208          9,776           6,284          6,335           9,405
Income taxes                                              1,823          3,534           2,388          2,409           3,457
                                                       --------       --------        --------       --------        --------
Net income                                             $  3,385       $  6,242        $  3,896       $  3,926        $  5,948
                                                       ========       ========        ========       ========        ========
Net income per share - diluted                            $0.46          $0.84           $0.53          $0.54           $0.82
Shares outstanding - diluted                              7,405          7,463           7,334          7,230           7,222

Balance Sheet Data:
                                                                                    Fiscal Year
                                                                                    -----------
                                                         1999            1998           1997            1996           1995
                                                         ----            ----           ----            ----           ----
Working capital                                        $ 42,805       $ 48,381       $  51,412      $  50,055       $  51,023
Total assets                                            150,602        149,501         146,471        136,665         131,074
Long-term debt and capital lease obligations
                                                         16,669         20,491          25,676         31,087          31,977
Stockholders' equity2                                    89,391         90,908          86,919         82,685          78,531


     1. In 1999 the Company finalized a plan to shift manufacturing of its frozen novelty line of business from a Company-owned plant in Springfield, Vermont to third party co-packers to improve the Company's competitive position, gross margin and profitability. This action resulted in fourth quarter 1999 write-off of assets associated with the ice cream novelty and other manufacturing assets and costs associated with severance for those employees who do not accept the Company's offer of relocation.

     2. No cash dividends have been declared or paid by the Company on its capital stock since the Company's organization. The Company intends to reinvest earnings for use in its business and to finance future growth. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table shows certain items as a percentage of net sales, which are included in the Company's Statement of Income.

                                                                               Annual Increase (Decrease)
                                      Percentage of Net Sales              1999           1998            1997
                                            Fiscal Year                  Compared       Compared        Compared
                                1999           1998          1997        To 1998         To 1997        To 1996
                                ----           ----          ----        -------         -------        -------
Net sales                       100.0%         100.0%        100.0%        13.3%           20.1%           4.2%
Cost of sales                    61.3           65.1          65.6          6.7            19.2           (0.8)
                                -----          -----         -----        -----           -----          -----
Gross profit                     38.7           34.9          34.4         25.7            21.8           15.4
Selling, general and
administrative expense           33.2           30.5          30.7         23.0            19.4           17.5
Special charge                    3.6             --            --           --              --             --
Other income (expense)            0.3            0.3          (0.1)         0.2           687.3           53.2
                                -----          -----         -----        -----           -----          -----
Income before income taxes
                                  2.2            4.7           3.6        (46.7)           55.6           (0.8)
Income taxes                      0.8            1.7           1.4        (48.4)            8.0           (0.9)
                                -----          -----         -----        -----           -----          -----
Net income                        1.4%           3.0%          2.2%       (45.8)%          60.2%          (0.8)%
                                =====          =====         =====        =====           =====          =====

Net Sales

Net sales in 1999 increased 13.3% to $237 million from $209 million in 1998 primarily due to growth in the U.S. marketplace as well as the United Kingdom. Total worldwide pint volume increased 8.9% compared to 1998, which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3.3% on pints sold to U.S. distributors that went into effect in July 1998. Total worldwide unit volume of 2 1/2 gallon bulk container products increased 16.7% compared to the same period in 1998.

Packaged sales (primarily pints) represented 83% of total net sales in 1999, 81% of total net sales in 1998 and 84% of total net sales in 1997. Net sales of 2 1/2 gallon bulk containers represented approximately 9% of total net sales in 1999 and 8% of total net sales in 1998 and 1997. Net sales of novelty products (including single servings) accounted for approximately 6% of total net sales in 1999, 9% of total net sales in 1998 and 6% of total net sales in 1997. This decrease is due to a decline in sales of single serve containers to the Japanese market in comparison to the prior year. Net sales from the Company's retail stores represented 2% of total net sales in 1999, 1998 and 1997.

International sales were $25.3, $17.4, and $7.6 million in 1999, 1998 and 1997, respectively, which represents 11% of total net sales in 1999, 8% in 1998 and 4% in 1997. The increase in 1999 was primarily due to increased sales in the United Kingdom partially offset by a decrease in net sales to the Japanese market.

Net sales in 1998 increased 20.1% to $209 million from $174 million in 1997. Total worldwide pint volume increased 10% compared to 1997 which was primarily attributable to the Company's original line of products. This volume increase was combined with a price increase of 3% on pints sold to distributors that went into effect in July 1998. Total worldwide unit volume of 2 1/2 gallon bulk container products increased 17% compared to the same period in 1997.

Cost of Sales

Cost of sales in 1999 increased approximately $9 million or 6.7% over the same period in 1998 and overall gross profit as a percentage of net sales increased from 34.9% in 1998 to 38.7% in 1999. The higher gross profit as a percentage of net sales resulted from decreased dairy commodity costs, a 3.3% distributor price increase effective in July 1998 and a price increase in connection with the Company's distribution redesign in 1999, better plant utilization due to higher production volumes and improved efficiencies in the plants.

Cost of sales in 1998 increased approximately $22 million or 19% over the same period in 1997 and overall gross profit as a percentage of net sales increased from 34.4% in 1997 to 34.9% in 1998. The slightly higher gross profit as a percentage of net sales resulted from increases in selling prices effective in January 1998 and July 1998, better plant utilization due to higher production volumes and a decrease in reserves for potential product obsolescence, partially offset by substantial increases in dairy commodity costs. In response to higher dairy costs the Company instituted a 3% price increase effective in July 1998 for its packaged pint products and a combined 10% price increase for its 2 1/2 gallon bulk containers effective in January 1998 and July 1998 to offset these increased costs. See Risk Factors, "Volatile Cost of Raw Materials."

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23.0% to $78.6 million in 1999 from $63.9 million in 1998 and increased as a percentage of net sales to 33.2% in 1999 from 30.5% in 1998. The $14.7 million dollar increase primarily reflects increased selling expenses related to the Company's earlier restructuring of its distribution system and increased advertising and promotions expenses. In addition the Company is investing more heavily in its international operations, most notably in the United Kingdom, Japan and Israel in order to capitalize on further opportunities to grow its ice cream sales outside the United States. Selling, general and administrative expenses also reflect increased salaries, recruiting and training expenses related to building more infrastructure to manage its business, and in the fourth quarter of 1999 higher expenses for professional advisors, including its investment bankers, consultants and legal counsel, related to the Company's review and consideration of the Indications of Interest to Acquire the Company and Alternative Transactions.

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

Special Charge

Following a comprehensive review of its manufacturing operations, the Company finalized a plan to shift manufacturing of its frozen novelty line of business from a company-owned plant in Springfield, Vermont to third party co-packers to improve the Company's competitive position, gross margin and profitability. This action resulted in a fourth quarter 1999 non-recurring pre-tax charge of $8.6 million ($.78 per common share, after tax)consisting of the write-off of assets associated with the ice cream novelty and other manufacturing assets and costs associated with severance for those employees who do not accept the Company's offer of relocation. This plan to shift novelty manufacturing will be executed during

2000. The outsourcing of its ice cream novelty business will enable the Company to introduce a wider range of novelty products in the future and increase its flexibility.

Other Income (Expense)

Interest income decreased to $1.9 million in 1999 compared to $2.2 million in 1998. This decrease in interest income was due to a lower average invested balance throughout the period. Interest expense decreased $254,000 compared to 1998. This decrease is due to the $5 million Senior Notes principal payment made in September 1999 partially offset by increased interest expense for debt acquired through the Company's 60% ownership interest in its Israeli licensee.

Interest income increased from $1.9 million in 1997 to $2.2 million in 1998. The increase in interest income was due to higher average invested balance throughout 1998. Interest expense in 1998 decreased $104,000 in 1998 as compared to 1997 due to the $5 million Senior Notes principal installment payment. Other income (expense) increased in 1998 from other expense of $118,000 in 1997 to other income of $693,000 in 1998. This is primarily due to increased losses associated with foreign currency exchange in comparison to 1997, combined with income received from the Company's cost basis investment.

Income Taxes

The Company's effective income tax rate in 1999 decreased to 35% from 36% in 1998 and 38% in 1997. The decrease was a result of lower state income taxes, more tax-exempt interest income, and the overall geographic mix of earnings. Management expects 2000's effective income tax rate to remain at approximately 35% based upon the expected geographic mix of earnings.

Net Income

Net income for 1999, excluding the non-recurring special charge discussed above, increased to $9.0 million from $6.2 million in 1998. Diluted net income per share excluding the non-recurring special charge was $1.21 in 1999 compared to $0.84 in 1998. Net income after reflecting the special charge was $3.4 million in 1999. Net income as a percentage of net sales was 3.8% (excluding the non-recurring special charge) and 1.4% (after reflecting the special charge) in 1999 as compared to 3.0% in 1998 and 2.2% in 1997.

During the fourth quarter of 1999 and continuing into the first quarter of 2000, the Company incurred significant expenditures (classified within S,G&A) for services of its investment banker, consultants and legal counsel, including separate legal counsel for various directors, in connection with the investigations and deliberations of the Board with respect to the various Indications of Interest to acquire the Company and Alternative Transactions under consideration by the Board. These expenditures are expected to continue until the Board makes a definitive decision on this subject.

The Company expects to face increased domestic competition in the Year 2000, which will require increased selling and marketing expenditures, and may result in a slower rate of growth in net sales and may well have an adverse effect on future results, as compared with results for the Year 1999. See "Risk Factors" generally.

Seasonality

The Company typically experiences more demand for its products during the summer than during the winter.

Inflation

Inflation has not had a material effect on the Company's business to date, with the exception of dairy raw material commodity costs. See the Risk Factors below. Management believes that the effects of inflation and changing prices were successfully managed in 1999, with both margins and earnings being protected through a combination of pricing adjustments, cost control programs and productivity gains.

Liquidity and Capital Resources

As of December 25, 1999 the Company had $46.6 million of cash, cash equivalents and short term investments ($25.3 million of cash and cash equivalents and $21.3 million of marketable securities), a $638,000 decrease since December 26, 1998. Net cash provided by operations in 1999 was $20.3 million. Uses of cash included increases in accounts receivable and inventories of $7.5 million and $405,000 respectively, $5.3 million to pay down debt and capital lease obligations, repurchase of company stock of $7.2 million, and additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, of $8.8 million. The increase in accounts receivable is due to a contractual change in the Company's distribution agreement with Dreyer's Grand Ice Cream effective in January 1999, which altered the payment terms from 14 to 28 days. Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $7 million. The increase in accounts payable and accrued expenses reflects additional liabilities related to both the Japanese and Israeli operations.

In addition the Company acquired a 60% interest in its Israeli licensee for $1 million in February, 1999. Cash acquired in the transaction was $858,000. In June 1999, the Company acquired the assets of one of its franchisees, which included Las Vegas, Nevada territory rights and two scoop shops, for approximately $870,000 net of cash acquired.

In September 1999, the Company completed its previously announced repurchase program commenced in September 1998, which authorized the Company to purchase shares of the Company's Class A Common Stock up to an aggregate cost of $5 million for use for general corporate purposes. In September 1999 the Board of Directors approved an additional $3 million for stock repurchases of its Class A common shares. During the year ended December 25, 1999 the Company repurchased a total of 364,100 shares of the Company's Class A Common Stock for approximately $7.2 million.

The Company's short and long-term debt at December 25, 1999 includes $20 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The second principal payment of $5 million was paid in October 1999 and the remainder of principal is payable in annual installments through 2003.

The Company anticipates capital expenditures in 2000 of approximately $9.0 million. Most of these projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities, computer-related expenditures and build out of Company-owned scoop shops.

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

Impact of Year 2000

The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $620,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Euro Conversion

On January 1, 1999 certain member countries of the European union established fixed conversion rates between their existing currencies and the European Union's common currency ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

The Company has evaluated the potential impact on its business, including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on the Company's operations or financial position.

Forward-Looking Statements

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, dairy ingredient commodity costs, other expenditures and cost savings, effective tax rate, operating and capital requirements and financing. Any such statements are subject to risks that could cause the actual results or needs to vary materially and are also subject to changes in connection with any potential Indications of Interest to acquire the Company or Alternative Transactions. These risks are discussed below.

In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time.

Risk Factors

Dependence on Independent Ice Cream Distributors. Historically, the Company has been dependent on maintaining satisfactory relationships with Dreyer's Grand Ice Cream, Inc. ("Dreyer's") and the other independent ice cream distributors that have acted as the Company's exclusive or master distributor in their assigned territories. In 1998, Dreyer's distributed significantly more than a majority of the sales of Ben & Jerry's products. While the Company believes its relationships with Dreyer's and its other distributors generally have been satisfactory and have been instrumental in the Company's growth, the Company has at times experienced difficulty in maintaining such relationships to its satisfaction. In August 1998 - January 1999, the Company redesigned its distribution network, entering into a distribution agreement with The Pillsbury Company ("Pillsbury") and a new agreement with Dreyer's. These arrangements took effect in September 1999, except for certain territories which were effective in April - May 1999. The Company believes the terms of the new arrangements will be more favorable to the Company and expects that, under the distribution network redesign, no one distributor will account for more than 40% of the Company's net sales. The October 1999 transfer of the Haagen-Dazs unit to the recently formed Pillsbury/Nestle ice cream joint venture has presented certain opportunities/difficulties for the Company, which entered into an amendment with the Ice Cream Partners joint venture in December 1999, in connection with the assignment of that agreement from Pillsbury to the joint venture.

However, both the recently formed Pillsbury/Nestle ice cream joint venture (through its Haagen-Dazs super premium ice cream unit), and Dreyer's with its fall 1999 super premium ice cream market entry are direct competitors of the Company.

Since available distribution alternatives are limited and continue to be adversely impacted by consolidation in the industry, there can be no assurance that difficulties in maintaining satisfactory relationships with its two principal distributors (who are competitors) and its other distributors, some of which are also competitors of the Company, will not have a material adverse effect on the Company's business (See "Business - Markets and Customers").

Growth in Sales and Earnings. In 1999, net sales of the Company increased 13.3% to $237 million from $209 million in 1998. Total worldwide pint volume increased 8.9% compared to 1998. Based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), the Company believes that the U.S. super premium and premium plus ice cream, frozen yogurt and sorbet industry category sales increased 10% in 1999 compared to 1998. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 2000 and future financial results. However, the Company expects that, due to increased domestic competition, it will need to increase its selling and marketing expenses and that its rate of growth in net sales may be slower in the current Year 2000, which may be expected to adversely affect earnings (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations").

Competitive Environment. The super premium frozen dessert market is highly competitive, with the distinctions between the super premium category and the "adjoining" premium and premium plus categories less marked than in the past. As noted above, the ability to successfully introduce innovative flavors on a periodic basis that are accepted by the marketplace is a significant competitive factor. In addition, the Company's principal competitors, two of which are distributors for the Company, are large companies with resources significantly greater than the Company's. In January and September 1999 Dreyer's launched two lines of super premium ice cream, Godiva and Dreamery(TM), with significant marketing programs including radio, outdoor and television advertising as well as heavy price discounting to gain trial. The Godiva and Dreamery(TM) products are marketed primarily in pints. Additional super premium products may be introduced by other ice cream competitors. In October 1999, the U.S. ice cream operations of Pillsbury (Haagen-Dazs) and Nestle were consolidated into a joint venture, Ice Cream Partners. See "Business Competition" and "Business: The Super Premium Frozen Dessert Market." The Company expects strong competition to continue and increase, including competition for the limited shelf space for the frozen dessert category in supermarkets and other retail food outlets, the impact of consolidation in the retail food outlets and increased competition from the Company's two principal distributors.

Volatile Cost of Raw Materials. Management believes that the general trend of volatility in dairy ingredient commodity costs may continue. While dairy commodity costs for 1999, and especially for the second half of 1999, were lower than in 1998, it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains.

Reliance on a Limited Number of Key Personnel. The success of the Company is significantly dependent on the services of Perry Odak, the Chief Executive Officer, and a limited number of executive managers working under Mr. Odak, as well as certain continued services of Jerry Greenfield, the Chairperson of the Board and co-founder of the Company, and Ben Cohen, Vice Chairperson and co-founder of the Company. Loss of the services of any of these persons could have a material adverse effect on the Company's business. See "Directors and Executive Officers of the Company."

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

International. Total international net sales represented approximately 11% of total consolidated net sales in 1999. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in the United Kingdom and France, through license arrangements in the Netherlands and Belgium. Sales were also made in Japan andSingapore and the Company started selling in Peru and Lebanon in 1999 under license arrangements. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In 1999, the Company made an investment of $1 million in its Israeli licensee, which gave the Company a 60% ownership interest. In May 1998, the Company signed a Licensing Agreement with Delicious Alternative Desserts, LTD to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in all of its present international markets or in entering (directly, or indirectly through licensing) on a long-term profitable basis, such additional international markets as it selects.

Control of the Company. The Company has two classes of common stock - the Class A Common Stock, entitled to one vote per share, and the Class B Common Stock (authorized in 1987), entitled, except to the extent otherwise provided by law, to ten votes per share. Ben Cohen, Jerry Greenfield and Jeffrey Furman (collectively the "Principal Stockholders") hold shares representing 47% of the aggregate voting power in elections for directors, permitting them as a practical matter to elect all members of the Board of Directors and thereby effectively control the business, policies and management of the Company. Because of their significant holdings of Class B Common Stock, the Principal Stockholders may continue to exercise this control even if they sell substantial portions of their Class A Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

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

Also, in April 1998, the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation. Also, in August 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B Common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders.

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock are important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock (which may be converted into Class A Common Stock or redeemed in the case of the Class A Preferred Stock, as the case may be, by the specified votes of the Board of Directors) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed.

In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions and the April 1998 Vermont Legislative Amendment of the Vermont Business Corporation Act and the Shareholder Rights Plans put in place in August, 1998 (see "Anti-Takeover Effects of Class B Common Stock, Class A Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholder Rights Plans" in Item 1) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments and legislation will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed.

Indications of Interest to Acquire the Company; Alternative Transactions. The Company announced on December 2, 1999 that it had received indications of interest to acquire the Company and Alternative Transactions to acquire the Company at prices significantly above the closing price on NASDAQ on the day before the December 2, 1999 press release ($21.00). These Indications of Interest are subject to conditions and, together with Alternative Transactions under which the Company would remain an independent company, are being considered by the Board of Directors.

The Company's policy, as regularly disclosed in its filings with the Securities and Exchange Commission, has been to be an independent Vermont-based company focused on its three-part corporate mission, emphasizing product quality, economic reward and a commitment to the community, contributing 7 1/2% of its profit before tax to charities, including donations to The Ben & Jerry's Foundation, Inc.

No decision has been made by the Board with respect to any of these Indications of Interest or as to any sale of the Company or as to any Alternative Transaction under which the Company would remain an independent company, and no implications should be drawn from this Report as to what definitive decision will be reached by the Board after it has concluded its deliberations or as to the timing of any decision. As noted under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Board has been receiving advice from its investment banker, consultants hired in connection with this matter and counsel, including separate counsel hired by various individual directors. The matters relating to the Indications of Interest or Alternative Transactions present a different set of risks and opportunities for the Company and its continued independence, which could materially affect the future operations and results of the Company.

ITEM 7A. MARKET RISK

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. Unrealized gains and losses for available for sale securities are excluded from earnings and are reported as a separate component of stockholder's equity until realized. The majority of these investments are municipal bonds and fixed income preferred stock. At December 25, 1999, unrealized losses amounted to $324,000. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for each of the years presented.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is in Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

     Name                Age             Office
-----------------       -----  -----------------------------------------------
Jerry Greenfield         48    Chairperson and Director
Ben Cohen                48    Vice Chairperson and Director
Perry Odak               54    Chief Executive Officer, President and Director
Pierre Ferrari           49    Director
Jeffrey Furman           56    Director
Jennifer Henderson       46    Director
Frederick A. Miller      53    Director
Henry Morgan             74    Director
Bruce Bowman             47    Senior Director of Operations
Charles Green            45    Senior Director Sales and Distribution
Frances Rathke           39    Chief Financial Officer and Secretary
Michael Sands            35    Chief Marketing Officer


The Board of Directors has an Audit Committee on which Directors Ferrari, Furman and Morgan (Chairperson) serve; a Compensation Committee on which Directors Miller, Morgan and Henderson, (Chairperson) serve; a Social Mission/Workculture Committee on which Directors Furman, Henderson and Miller (Chairperson) serve; an Executive Committee on which Directors Cohen, Miller, Morgan, Odak and Ferrari serve; and a Nominating Committee on which Directors Ferrari (Chairperson), Greenfield, Henderson, Odak and Cohen serve. In December 1999 the Board appointed a Special Committee consisting of two directors, Messrs. Ferrari and Furman, to explore certain specific matters related to alternatives for the Company's future, in light of the Indications of Interest to acquire the Company and Alternative Transactions. This Committee concluded its work on January 27, 2000. In December 1999 the Board also appointed a Special Committee of four directors -- namely Messrs. Furman, Greenfield, Morgan and Odak, to coordinate generally for the Board its review of the Indications of Interest to acquire the Company and Alternative Transactions and variations of the foregoing, subject to the final determination by the Board of Directors.

Ben Cohen, a founder of the Company, served as Chairperson of the Board of Directors from February 1989 through November 1998. Mr. Cohen currently serves as Vice Chairperson of the Board of Directors. From January 1, 1991 through January 29, 1995 he was the Chief Executive Officer of the Company. Mr. Cohen has been a director of the Company since 1977. Mr. Cohen has been President of Business Leaders for Sensible Priorities, a nonprofit organization, since 1998. Mr. Cohen is a director of Blue Fish Clothing, Inc. and Social Venture Network. In 1997, Community Products Inc., of which Mr. Cohen was a director, filed for protection under Chapter 11 and then Chapter 7 of the United States Bankruptcy Code, and was liquidated in 1999.

Pierre Ferrari has served as a director of the Company since June 1997. Currently, Mr. Ferrari is a self-employed consultant. From 1997 through 1999, Mr. Ferrari was President of Lang International, a marketing consulting firm. From 1995 to 1997 Mr. Ferrari was the Special Assistant to the President and CEO of Care, the world's largest private relief and development agency. Prior to 1994, Mr. Ferrari held various senior level marketing positions at the Coca-Cola Company.

Jeffrey Furman has served as a director of the Company since 1982. Mr. Furman is Treasurer and director of The Ben & Jerry's Foundation, Inc. Currently, Mr. Furman is a self-employed consultant. From March 1991 through December 1996, Mr. Furman was a consultant to the Company.

Jerry Greenfield, a founder of the Company, served as director and Vice Chairperson of the Board of Directors from 1990 to November 1998, at which time he was elected Chairperson of the Board of Directors. Mr. Greenfield is also President and a director of The Ben & Jerry's Foundation, Inc.

Jennifer Henderson has served as a director of the Company since June 1996. Ms. Henderson is President of Strategic Interventions, Inc., a leadership and management consulting firm.

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

Bruce Bowman has served as Senior Director of Operations since August 1995. Prior to joining the Company Mr. Bowman was Senior Vice President of Operations at Tom's Foods, Inc., a food manufacturing company (April 1991 to August 1995). Mr. Bowman serves on the Board of Governors of Bryce Corporation, a privately held packaging company and was a director of Delicious Alternative Desserts, LTD. (March 1999 to July 1999).

Charles Green has served as Senior Director of Sales and Distribution since October 1996. From 1993 to 1996 Mr. Green was General Manager of Dari-Farms, the distributor of Ben & Jerry's products in the Massachusetts and Connecticut areas. From 1991 to 1993, Mr. Green was Vice President of Sales for HP Hood.

Frances Rathke has served as Chief Financial Officer, Chief Accounting Officer and Secretary of the Company since April 1990.

Michael Sands joined the Company in July 1999 as Chief Marketing Officer. From 1997 to July 1999, Mr. Sands was Vice President of Marketing for Triarc Company, Inc., the company that acquired Snapple Natural Beverage Company. From November 1992 to June 1997, Mr. Sands was Director of Marketing for Mexican Specialty Brands and managed five Mexican Brands positioned throughout the imported beer category with Labatt USA.

Other Key Executives

Elizabeth Bankowski has served as the Director of Social Mission Development since December 1991. Ms. Bankowski is also Secretary and a director of The Ben & Jerry's Foundation, Inc. Ms. Bankowski served as a director of the Company from 1990 to June 1999.

Richard Doran joined the Company in 1997 as Senior Director of Human Resources. From 1987 until joining the Company Mr. Doran was a management consultant and Vice President for the Kaleel Jamison Consulting Group, a strategic culture change and management consulting firm.

Douglas Fisher joined the Company in September 1998 as Director of Retail Operations. From 1994 until joining the Company, Mr. Fisher was Director of Franchising for Allied Domecq Retailing USA, owner of Dunkin Donuts, Baskin-Robbins and Togos.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company in Fiscal Years 1997 - 1999 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer and the other four highest-paid executive officers during the 1999 fiscal year. Perry Odak became the Chief Executive Officer on January 1, 1996.

                                            Annual Compensation            Awards          Long-Term Compensation Pay-outs

                                                             Other                    Securities
                                                             Annual    Restricted     Underlying                   All Other
    Name and                                        Bonus    Compen-     Stock         Options/       LTIP        Compensation
Principal Position           Year      Salary        (1)     sation      Awards          SARS       Pay-outs          (2)
------------------           ----    ---------    --------   ------    ----------     ----------    --------      -------------
 Perry D. Odak               1999    $314,711    $176,800                               67,000                      $12,588
 CEO, President and          1998    $305,769    $150,000                                   --                      $ 7,750
 Director                    1997    $300,000    $100,000                              360,000                      $25,000

 Bruce Bowman                1999    $219,923    $ 90,000                               25,000                      $ 8,797
 Senior Director of          1998    $211,692    $ 75,000                                   --                      $ 6,964
 Operations                  1997    $200,000    $ 50,000                               27,000                      $ 4,131

 Charles Green               1999    $204,231    $ 90,000                               25,000                      $ 8,169
 Senior Director of          1998    $182,885    $ 75,000                                   --                      $ 5,755
 Sales & Distribution        1997    $162,596    $ 40,000                               45,000                      $    --

 Frances Rathke              1999    $183,339    $ 70,000                               15,000                      $ 7,334
 Chief Financial Officer     1998    $178,406    $ 50,000                                   --                      $ 5,461
                             1997    $162,603    $ 45,000                               30,000                      $ 3,229

 Jerry Greenfield            1999    $230,000          --                                   --                      $ 9,200
 Chairperson and Director    1998    $237,179          --                                   --                      $ 5,853
                             1997    $183,333          --                                   --                      $ 3,000

(1) "Bonus" includes discretionary  distributions under the Company's Management Incentive Program.

(2) "All Other Compensation"  includes Company contributions to 401(k) plans and relocation fees.

Option/SAR Grants in Fiscal 1999



                                      Percentage                                 Potential Realizable Value
                                       of Total                                   at Assumed Annual Rates
                                     Options/SARS      Exercise or                of Stock Price Appreciation
                   Options/SARS       Granted to       Base Price    Expiration          for Option Term
    Name             Granted      Employees in 1999   (per share)       Date           5%                 10%
-------------      ------------   -----------------   -----------    ----------    ----------        ----------
Perry D. Odak        67,000            10.87%           $24.625       3/24/09      $1,037,598        $2,629,476
Bruce Bowman         25,000             4.06%           $21.000       7/29/09      $  330,055        $  836,359
Charles Green        25,000             4.06%           $21.000       7/29/09      $  330,055        $  836,359
Frances Rathke       15,000             2.43%           $21.000       7/29/09      $  198,033        $  501,816
Jerry Greenfield          0                0                  0             0               0                 0

Aggregated Option/SAR Exercises in 1999 and 1999 Year-End Option/SAR Values

                                                             Value of Unexercised          Value of Unexercised
                                                             Number of Unexercised       In-the-money Options/SARS
                                                            Options/SARS at 12/25/99          at 12/25/99

                         Shares
                      Acquired on
    Name             Exercise (#)    Value Realized    Exercisable    Unexercisable     Exercisable     Unexercisable

Perry D. Odak             0                 0             343,875           83,125        $4,812,531      $   242,419
Bruce Bowman              0                 0              37,871           49,129       $   348,423      $   316,872
Charles Green             0                 0              15,935           44,065       $   180,708      $   308,192
Frances Rathke            0                 0              39,934           36,251       $   449,936      $   290,467
Jerry Greenfield          0                 0                   0                0                 0                0

Effective January 1, 1998, Directors who are not employees or full-time consultants of the Company receive an annual retainer fee of $20,000, in addition to a $1,000 per board meeting attendance fee, and reimbursement of reasonable out-of-pocket expenses.

The Company adopted the 1995 Non-Employee Directors Plan for Stock in Lieu of Directors Cash Retainer under which directors may elect to be paid, in lieu of the annual cash retainer, shares of common stock having a fair market value (as of the date of payment) equal to the amount of such annual retainer. Four non-employee directors each made an election under the Plan; three received 744 shares of stock and one received 614 shares of stock for the period July 1, 1999 through June of 2000 under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 25, 2000 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock, Class B Common Stock and Class A Preferred Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of any class, (ii) each director and executive officer of the Company individually, (iii) all directors and officers of the Company as a group, and (iv) The Ben & Jerry's Foundation, Inc. The mailing address of each of the persons shown and of the Foundation is c/o Ben & Jerry's Homemade, Inc., 30 Community Drive, South Burlington, Vermont 05403-6828.


                                                                 Amount of Beneficial Ownership
                                     Class A Common Stock              Class B Common Stock               Preferred Stock
                                     --------------------              --------------------               ---------------
                                                 % Outstanding                     % Outstanding                    % Outstanding
    Name                         # Shares           shares (1)       # Shares           Shares        # Shares           Shares
----------------------------     --------        -------------       --------      -------------      --------       ------------
Ben Cohen (3)                    413,173               6.7%           488,486           61.5%               -                -
Jeffrey Furman (4)(5)             17,000               *               30,300            3.8%               -                -
Jerry Greenfield (4)             130,000               2.1%            90,000           11.3%               -                -
Perry Odak (6)                   368,521               6.0%                 -            -                  -                -
Pierre Ferrari                     8,121               *                    -            -                  -                -
Jennifer Henderson                 1,138               *                    -            -                  -                -
Frederick A. Miller                4,345               *                    -            -                  -                -
Henry Morgan                       5,845               *                    -            -                  -                -
Bruce Bowman                      46,064               *                    -            -                  -                -
Charles Green                     17,809               *                    -            -                  -                -
Frances Rathke                    51,459               *                    -            -                  -                -
Credit Suisse Asset
Management, LLC
153 East 53rd St
New York, NY 10022               860,500              14.06%
Dimensional Fund
Advisors, Inc.
1299 Ocean Ave, 11th floor
Santa Monica, CA 09401           359,000               5.9%
All Officers and Directors     1,115,554              18.2%
  as a group of 15                                                     608,786           76.6%               -                -
persons
The Ben & Jerry's
   Foundation, Inc. (4)                -               -                    -            -                900              100%

*    Less than 1%

(1) Based on the number of shares of Class A Common Stock outstanding as of February 25, 2000. Each share of Class A Common Stock entitles the holder to one vote per share.
(2) Based on the number of shares of Class B Common Stock outstanding as of February 25, 2000. Each share of Class B Common Stock entitles the holder to ten votes.
(3) Under the regulations and interpretations of the Securities and Exchange Commission, Mr. Cohen may be deemed to be a parent of the Company.
(4) By virtue of their positions as directors of The Foundation, which has the power to vote or dispose of the Class A Preferred Stock, each of Messrs. Greenfield, a co-founder, Director and Chairperson of the Company, and Furman, a Director of and formerly a consultant to the Company, and Ms. Bankowski, an Officer and Director of the Company, may be deemed under the regulations and interpretations of the Securities and Exchange Commission, to own beneficially the Class A Preferred Stock.
(5) Does not include 210 shares of Class A Common Stock and 105 Shares of Class B Common Stock owned by Mr. Furman's wife, as to which he disclaims beneficial ownership under the securities laws. Includes 7,000 shares held by Mr. Furman as trustee for others, which are deemed beneficially owned by Mr. Furman under rules and regulations of the Securities and Exchange Commission.
(6) Does not include 15,080 shares of Class A Common Stock beneficially owned by Mr. Odak's wife under the rules and regulations of the Securities and Exchange Commission, as to which he disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Greenfield, a co-founder of the Company, Chairperson, and Director of the Company, has entered into an Employment Agreement with the Company for a term expiring on December 31, 1999 (renewable automatically thereafter in successive one year periods unless either Mr. Greenfield or the Company gives notice to the other of non-renewal). The Agreement provides for a base salary of $200,000 per annum, subject to increases and bonuses at the discretion of the Board. The Agreement also provides for a covenant not to compete during the employment term of the Agreement and for a three-year period thereafter, in consideration of payment by the company (except as otherwise provided in the Agreement) of severance equal to the then-current base salary during the three-year period. The Agreement then provides for annual payments of $75,000 (adjusted for changes in the Consumer Price Index) for life, commencing with the end of the three-year severance period, for specified insurance benefits and contains a provision for certain services contemplated to be provided to the Company after the end of the term of employment and severance period.

Mr. Odak, Chief Executive Officer, signed a new restated Employment Agreement for a term of 27 months with the Company effective March 31, 1999. In conjunction with this agreement, Mr. Odak was granted non-incentive stock options to purchase an aggregate of 67,000 shares of Class A Common Stock of the Company exercisable at $24.625 per share, the fair market value on the date of grant. Under the terms of the Agreement, Mr. Odak is entitled to a base salary of $315,000 per annum, subject to increases from time to time by the Board of Directors, in its sole discretion ($315,000 has been set by the Board as the 2000 base salary). In December 1996, Mr. Odak received non-incentive stock options to purchase an aggregate of 360,000 shares of Class A Common Stock of the Company exercisable at $10.88 per share, the fair market value on the dates of grant by the Compensation Committee of the Board of Directors under the 1995 Equity Incentive Plan. These options become exercisable at various dates specified in the Employment Agreement, subject to acceleration of vesting as to specified amounts in the event that certain financial goals are achieved and the Compensation Committee makes certain findings with respect to Mr. Odak's performance in the applicable prior period, all as specified in detail in the Employment Agreement.

The Employment Agreement may be terminated at any time by the Company for cause, as defined. If terminated for cause, the Company shall have no further obligation to Mr. Odak, other than for base salary through the date of termination, and any options that are vested shall continue to be exercisable for 30 days (unless terminated by the vote of the Compensation Committee). All other options terminate.

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

Michael Sands, Chief Marketing Officer, has an employment agreement dated June 25, 1999, expiring June 30, 2002. The agreement provides for an annual base salary of $205,000 per annum, subject to increases from time to time by the CEO with approval by the Board of Directors. He is eligible for an annual bonus as determined by the CEO and approved by the Board of Directors. Mr. Sands received non-incentive stock options to purchase an aggregate of 35,000 shares of Class A common stock of the Company exercisable at $24.25 per share, the fair market value on the date of grant by the Compensation Committee of the Board of Directors. These options become exercisable over a four year period with one-fourth being exercisable on June 25, 2000 and up to an additional 1/48 of the shares covered by this option on the last day of each month in the next three years commencing with the month of July 2000. The agreement also provides for medical, life insurance, 401(k) plan and other employee benefits, a covenant not to compete during the term of the Agreement and for a one-year period thereafter.

The Agreement may be terminated at any time by the Company for cause, as defined. The Company may also terminate the Agreement other than for cause, in which event the Company has a continuing obligation to pay Mr. Sands his base salary for six months. Additionally, the Company's group medical and life insurance plans during the same period as his base salary is continued.

Severance Agreements

The Company entered into Severance Agreements dated July 30, 1999 with the following members of the Office of the CEO (OCEO), Elizabeth Bankowski, Bruce Bowman, Richard Doran, Charles Green and Frances Rathke. In addition, in January 2000 the Company entered into similar Severance Agreements with its other members of the OCEO, Douglas Fisher and Michael Sands. Under the terms of these Severance Agreements, the above-mentioned Officers are entitled to severance payments on termination by the Company other than for cause, death or disability; or after a change in control of the Company (as defined). The severance payments include an obligation to pay the Officer his/her then current base salary payable for six months, plus a second period of up to an additional six months in the event that the employee has not found other comparable employment; continuation of health, life and other welfare insurance benefits; outplacement services; and payment of the appropriate pro rata percentage of the next annual cash bonus. For officers with three or more years of service at the date of termination, unvested options that would have vested in the first six month period after date of termination shall accelerate and become vested, and then all vested options may continue to be exercised for six months thereafter. For all other officers, all vested options at the date of termination may continue to be exercised for six months thereafter.

In the event of a termination by the Company other than for cause, death or disability within the first two years after a change of control (as defined) or termination by the officer within the first two years after a change of control for good reason (as defined), severance shall be payable or provided to the officer as follows: (i) a single lump sum equal to the sum of (a) one and a half times annual base salary for the officer in effect immediately prior to the date of the change of control or immediately prior to the date of termination (whichever is greater) and (b) an amount equal to one and a half times the last year's annual cash bonus paid to the officer; (ii) health, life and other welfare benefits shall continue for one year on the same terms available to employees generally; and (iii) the Company's contribution to the 401(k) account of the officer shall continue for one year at the same rate as applicable to employees generally. All unvested options held by the officer shall accelerate and become vested immediately prior to the change of control and shall be exercisable for six months. The officer(s) agree not to compete with the Company during his/her employment and, after termination, for the greater of one year or the period during which severance payments are made.

Mr. Furman, a director of the Company since 1982 and Treasurer and Director of the Ben & Jerry's Foundation entered into a Severance and Non-competition Agreement with the Company dated December 31, 1990. As part of this agreement the Company provided, at no cost to Mr. Furman, family health insurance coverage under the Company's regular employee health insurance plan. This obligation terminated March 2, 1999.

Related Party Transactions

During the year ended December 27, 1997, the Company purchased Rainforest Crunch cashew-brazilnut butter crunch candy to be included in Ben & Jerry's Rainforest Crunch(R) flavor ice cream for an aggregate purchase price of approximately $800,000 from Community Products, Inc., a company of which Messrs. Cohen and Furman were the principal stockholders and directors. The candy was purchased from Community Products, Inc. at competitive prices and on standard terms and conditions. Community Products, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code in early 1997, its business was sold and the matter (and related litigation) has been settled in U.S. Bankruptcy Court. Ben & Jerry's located an alternative supplier for cashew-brazilnut butter crunch and no purchases were made in 1998 from Community Products, Inc. The termination of Ben & Jerry's relationship with Community Products, Inc. had no material effect on the Company's business.

In 1997, the Company paid a $60,000 fee to the Kaleel Jamison Consulting Group, Inc. for its role in the Company's hiring of Mr. Richard Doran, Senior Director of Human Resources. Mr. Frederick A. Miller, a Director of the Company is President of Kaleel Jamison Consulting Group, Inc. Prior to joining the Company, Mr. Doran was an employee of Kaleel Jamison Consulting Group, Inc.

In 1999, the Company paid $92,000 to Ms. Jennifer Henderson for services as a consultant in connection with service as a member of the Board of Directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

A.   List of financial statements and financial statement schedule:

                                                                                    Form 10-K
                                                                                   Page Number
                                                                                   -----------
1. The following consolidated financial statements are included in Item 8:

   Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998           F-2

   Consolidated Statements of Income for the years ended
   December 25, 1999, December 26, 1998 and December 27, 1997                          F-3

   Consolidated Statements of Stockholders' Equity for the years ended
   December 25, 1999, December 26, 1998 and December 27, 1997                          F-4

   Consolidated Statements of Cash Flows for the years ended
   December 25, 1999, December 26, 1998 and December 27, 1997                          F-5

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

4.13 Class B Common Stock Stockholder Rights Agreement dated July 30, 1998 (filed as Exhibit 4 to the Report on Form 8-K, dated August 13, 1998 and hereby incorporated by reference).

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

10.5 Settlement Agreement dated March 29, 1985 between the Company and Haagen-Dazs, Inc. [filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (file no. 33-284) and incorporated herein by reference].

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

10.8.3** Amendment  to Item 10.8 dated as of January  11, 1999 (filed as Exhibit
         10.8.3 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

10.9 License Agreement between the Company and Jerry Garcia and Grateful Dead Productions, Inc. dated July 26, 1987 [filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (file no. 33-17516) and incorporated herein by reference].

10.10** New Distribution Agreement with Dreyer's Grand Ice Cream, Inc. dated as of January 11, 1999 (filed as Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

10.10.1**Addendum  to Item  10.10  (filed as Exhibit  10.10.1  to the  Company's
         Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference.).

10.11** Agreement with the Pillsbury Company dated as of August 26, 1998 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

*        Indicates   management  contract  or  compensatory  plan,  contract  or arrangement.

** Confidential treatment granted as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the indicated Exhibits means that material has been omitted and separately filed with the Commission.

10.11.1 Amendment to Item 10.11 (filed as Exhibit 10.11.1 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

10.11.2***Amendment to Item 10.11 dated December 2, 1999 (filed herewith).

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

10.20.1 Amendment to Employee Stock Purchase Plan dated August 4, 1995 (filed as Exhibit 10.20.1 on Form 10-Q for the period ended July 1, 1995 and incorporated herein by reference).

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

*** Confidential treatment requested as to certain portions. The term "confidential treatment" and the mark "*" as used throughout the indicated Exhibits means that material has been omitted and separately filed with the Commission.

10.22.4 Amendment to Item 10.22 dated January 1, 1998 (filed as Exhibit 10.22.4 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

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

10.25 1999 Equity Incentive Plan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

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

10.29.2* Amendment to Item 10.29 (filed as Exhibit 10.29.2 to the Company's Form
         10-K for the year ended December 25, 1998, and incorporated herein by reference).

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

10.33.1* Amendment dated as of February 28, 1999 to Item 10.33 (filed as Exhibit
         10.33.1 to the Company's Form 10-K for the year ended December 26, 1998 and incorporated herein by reference).

10.33.2  Employment Agreement dated March 31, 1999 between the Company and Perry
         D. Odak (filed as Exhibit 10.33.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1999 and incorporated herein by reference).

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

10.37 Stock Option Contract dated June 25, 1999 between the Company and Michael Sands (filed as Exhibit 10.37 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.38 Severance Agreement dated July 30, 1999 between the Company and Elizabeth Bankowski (filed as Exhibit 10.38 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.39 Severance Agreement dated July 30, 1999 between the Company and Bruce Bowman (filed as Exhibit 10.38 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.40 Severance Agreement dated November 15, 1999 between the Company and Richard Doran (filed as Exhibit 10.38 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.41 Severance Agreement dated July 30, 1999 between the Company and Charles Green (filed as Exhibit 10.38 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.42 Severance Agreement dated July 30, 1999 between the Company and Frances Rathke (filed as Exhibit 10.38 to the Company's Form 10-Q for the period ended September 25, 1999, and incorporated herein by reference).

10.43 Employment Agreement dated June 25, 1999 between the Company and Michael Sands (filed as Exhibit 10.43 to the Company's Form 10-Q for the period ended September 25, 1999 and incorporated herein by reference).

*        Indicates   management  contract  or  compensatory  plan,  contract  or arrangement.

10.43.1 Amendment to Employment Agreement dated June 25, 1999 between the Company and Michael Sands (filed herewith).

10.45 Severance Agreement dated January 19, 2000 between the Company and Douglas Fisher (filed herewith).

11.0     The computation of Per Share Earnings is incorporated by reference from
         Note 11 of the Company's consolidated financial statements (filed herewith).

21.1     Subsidiaries   of  the  registrant  as  of  December  25,  1999  (filed
         herewith).

23.0     Consent of Ernst & Young LLP (filed herewith).

27.0 Financial data schedule (filed herewith). (b) No current reports on Form 8-K were filed during the fourth quarter of 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BEN & JERRY'S HOMEMADE, INC.


Dated: March 22, 2000                         By: /s/ Frances Rathke
                                              ---------------------------------
                                                      Frances Rathke
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


March 22, 2000   /s/ Bennett R. Cohen
                 ---------------------------------------------------------
                 Bennett R. Cohen
                 Director and Vice-Chairperson

March 22, 2000   /s/ Pierre Ferrari
                 ---------------------------------------------------------
                 Pierre Ferrari
                 Director

March 22, 2000   /s/ Jeffrey Furman
                 ---------------------------------------------------------
                 Jeffrey Furman
                 Director

March 22, 2000   /s/ Jerry Greenfield
                 ---------------------------------------------------------
                 Jerry Greenfield
                 Director and Chairperson

March 22, 2000   /s/ Jennifer Henderson
                 ---------------------------------------------------------
                 Jennifer Henderson
                 Director

March 22, 2000   /s/ Frederick A. Miller
                 ---------------------------------------------------------
                 Frederick A. Miller
                 Director

March 22, 2000   /s/ Henry Morgan
                 ---------------------------------------------------------
                 Henry Morgan
                 Director

March 22, 2000   /s/ Perry Odak
                 ---------------------------------------------------------
                 Perry Odak
                 Director, Principal Executive Officer
                 and President

March 22, 2000   /s/ Frances Rathke
                 ---------------------------------------------------------
                 Frances Rathke
                 Chief Financial Officer and
                 Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                       AND

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 25, 1999

                          BEN & JERRY'S HOMEMADE, INC.

                            SOUTH BURLINGTON, VERMONT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE


Report of Ernst & Young LLP Independent Auditors........................... F-1

Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998. .F-2

Consolidated Statements of Income for the years ended December 25, 1999,
December 26, 1998 and December 27, 1997.....................................F-3

Consolidated Statements of Stockholders' Equity for the years ended
December 25, 1999, December 26, 1998 and December 27, 1997..................F-4

Consolidated Statements of Cash Flows for the years ended
December 25, 1999, December 26, 1998 and December 27, 1997..................F-5

Notes to Consolidated Financial Statements................................. F-6

Financial Statement Schedule:

SCHEDULE II - Valuation and Qualifying Accounts.............................F-23

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Ben & Jerry's Homemade, Inc.

We have audited the accompanying consolidated balance sheets of Ben & Jerry's Homemade, Inc. as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ben & Jerry's Homemade, Inc. at December 25, 1999 and December 26, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

Boston, Massachusetts
January 21, 2000



                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)




                                                                        December 25,          December 26,
                                                                            1999                  1998
                                                                     -------------------   -------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $ 25,260              $ 25,111
 Short-term investments                                                     21,331                22,118
 Trade accounts receivable
    (less allowance of $966 in 1999
     and $979 in 1998 for doubtful accounts)                                18,833                11,338
 Inventories                                                                13,937                13,090
 Deferred income taxes                                                       5,609                 7,547
 Prepaid expenses and other current assets                                   2,377                 3,105
                                                                     -------------------   -------------------
 Total current assets                                                       87,347                82,309

Property, plant and equipment, net                                          56,557                63,451
Investments                                                                    200                   303
Deferred income taxes                                                          656
Other assets                                                                 5,842                 3,438
                                                                     -------------------   -------------------
                                                                         $ 150,602             $ 149,501
                                                                     ===================   ===================



LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                    $ 38,915              $ 28,662
 Current portion of long-term debt and
    obligations under capital leases                                         5,627                 5,266
                                                                     -------------------   -------------------
 Total current liabilities                                                  44,542                33,928

Long-term debt and obligations under capital leases                         16,669                20,491

Deferred income taxes                                                                              4,174

Stockholders' equity:
 $1.20  noncumulative  Class A preferred stock - par value
   $1.00 per share, redeemable  at $12.00 per  share;
   900 shares authorized, issued and outstanding;
   aggregated preference on liquidation - $9,000                                 1                     1
 Class A common stock - $.033 par value; authorized
    20,000,000 shares; issued: 6,759,276 at December 25,
    1999 and 6,592,392 at December 26, 1998                                    223                   218
 Class B common stock - $.033 par value; authorized
    3,000,000 shares; issued: 801,813 at December 25, 1999
    and 824,480 at December 26, 1998                                            27                    27
 Additional paid-in-capital                                                 52,961                50,556
 Retained earnings                                                          48,713                45,328
 Accumulated other comprehensive loss                                         (460)                 (151)
 Treasury stock, at cost: 644,606 Class A and 1,092 Class B
    shares at December 25, 1999 and  291,032 Class A
    and 1,092 Class B shares at December 26, 1998                          (12,074)               (5,071)
                                                                     -------------------   -------------------
    Total stockholders' equity                                              89,391                90,908
                                                                     -------------------   -------------------
                                                                         $ 150,602             $ 149,501
                                                                     ===================   ===================






           See notes to consolidated financial statements.



                          BEN & JERRY'S HOMEMADE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)




                                                                                                   Fiscal Year Ended
                                                                     ---------------------------------------------------------------
                                                                        December 25,          December 26,          December 27,
                                                                            1999                  1998                  1997
                                                                     -------------------   -------------------   -------------------
Net sales                                                                $ 237,043             $ 209,203             $ 174,206

Cost of sales                                                              145,291               136,225               114,284
                                                                     -------------------   -------------------   -------------------

Gross profit                                                                91,752                72,978                59,922

Selling, general and
      administrative expenses                                               78,623                63,895                53,520

Special charge                                                               8,602

Other income (expense):
  Interest income                                                            1,924                 2,248                 1,938
  Interest expense                                                          (1,634)               (1,888)               (1,992)
  Other income (expense), net                                                  391                   333                   (64)
                                                                     -------------------   -------------------   -------------------
                                                                               681                   693                  (118)
                                                                     -------------------   -------------------   -------------------

Income before income taxes                                                   5,208                 9,776                 6,284

Income taxes                                                                 1,823                 3,534                 2,388
                                                                     -------------------   -------------------   -------------------

Net income                                                                 $ 3,385               $ 6,242               $ 3,896
                                                                     ===================   ===================   ===================

Shares used to compute net income per common share

      Basic                                                                  7,077                 7,197                 7,247
      Diluted                                                                7,405                 7,463                 7,334

Net income per common share

      Basic                                                                 $ 0.48                $ 0.87                $ 0.54
      Diluted                                                               $ 0.46                $ 0.84                $ 0.53


See notes to consolidated financial statements.



                             Consolidated Statements of Stockholders' Equity
                                     (In thousands except share data)


                                                               Common Stock                                    Accumulated
                                               Preferred   ---------------------   Additional                     Other
                                                 Stock     Class A    Class B       Paid-in     Retained     Comprehensive
                                               Par Value   Par Value  Par Value     Capital      Earnings         Loss
                                               ---------   ---------  ---------     -------      --------         ----

Balance at December 28, 1996                      $1         $210        $29        $48,753      $35,190         $(118)
Net income                                                                                         3,896
Common stock issued under stock
purchase plan (15,406 Class A shares)                           1                       148
Conversion of Class B shares to Class A
   shares (31,451 shares)                                       1
Common stock issued under stock and
   option plans (83,267 Class A shares)                         2                       907
Repurchase of common stock (77,500
   Class A shares)
Issuance of treasury stock for
   compensation (20,000 Class A shares)                                                (127)
Foreign currency translation adjustment                                                                            (11)

Net comprehensive income
                                              ------------ ---------- ---------- -------------- ----------- ----------------
Balance at December 27, 1997                       1          214         29         49,681       39,086          (129)
Net income                                                                                         6,242
Common stock issued under stock
purchase plan (14,277 Class A shares)                                                   179
Conversion of Class B shares to Class A
   shares (41,755 shares)                                       2         (2)
Common stock issued under stock and option
plans    (41,525 Class A shares)                                2                       696
Repurchase of Treasury Stock (166,500
   Class A shares)
Foreign currency translation adjustment                                                                            (22)

Net comprehensive income
                                              ------------ ---------- ---------- -------------- ----------- ----------------
Balance at December 26, 1998                       1          218         27         50,556       45,328          (151)
Net Income                                                                                         3,385
Common stock issued under stock purchase
  plan (9,995 Class A shares)                                                           175
Conversion of Class B shares to Class A
  shares (22,667 shares)
Common stock issued under stock and
  option plans (134,222 Class A shares)                         5                     2,164
Repurchase of common stock (364,100 Class A
  shares)
Issuance of treasury stock contributed to
  401(K) Savings Plan (10,526 Class A Shares)                                            66
Foreign currency translation adjustment                                                                             15
Unrealized losses on available for sale                                                                           (324)
securities

Net comprehensive income
                                              ------------ ---------- ---------- -------------- ----------- ----------------
Balance at December 25, 1999                      $1         $223        $27        $52,961      $48,713         $(460)
                                              ============ ========== ========== ============== =========== ================




                                                   Treasury Stock
                                                 -------------------        Total
                                                  Class A    Class B    Stockholders'   Comprehensive
                                                   Cost       Cost         Equity          Income
                                                   ----       ----         ------          ------

Balance at December 28, 1996                     $(1,375)      $(5)        $82,685
Net income                                                                   3,896          $3,896
Common stock issued under stock
purchase plan (15,406 Class A shares)                                          149
Conversion of Class B shares to Class A
   shares (31,451 shares)                                                        1
Common stock issued under stock and
   option plans (83,267 Class A shares)                                        909
Repurchase of common stock (77,500
   Class A shares)                                  (988)                     (988)
Issuance of treasury stock for
   compensation (20,000 Class A shares)              405                       278
Foreign currency translation adjustment                                        (11)            (11)

Net comprehensive income                                                                    $3,885
                                                 ---------- ---------- ---------------      ======
Balance at December 27, 1997                      (1,958)       (5)         86,919
Net income                                                                   6,242          $6,242
Common stock issued under stock
purchase plan (14,277 Class A shares)                                          179
Conversion of Class B shares to Class A
   shares (41,755 shares)
Common stock issued under stock and option
plans    (41,525 Class A shares)                                               698
Repurchase of Treasury Stock (166,500
   Class A shares)                                (3,108)                   (3,108)
Foreign currency translation adjustment                                        (22)            (22)

Net comprehensive income                                                                    $6,220
                                                 ---------- ---------- ---------------      ======
Balance at December 26, 1998                      (5,066)       (5)         90,908
Net Income                                                                   3,385          $3,385
Common stock issued under stock purchase
  plan (9,995 Class A shares)                                                  175
Conversion of Class B shares to Class A
  shares (22,667 shares)
Common stock issued under stock and
  option plans (134,222 Class A shares)                                      2,169
Repurchase of common stock (364,100 Class
  shares)                                         (7,187)                   (7,187)
Issuance of treasury stock contributed to
  401(K) Savings Plan(10,526 Class A shares)         184                       250
Foreign currency translation adjustment                                         15              15
Unrealized losses on available for sale
securities                                                                    (324)           (324)
                                                                                             -----
Net comprehensive income                                                                    $3,076
                                               ---------- ---------- ---------------        ======
Balance at December 25, 1999                    $(12,069)      $(5)        $89,391
                                               ========== ========== ===============





                             See notes to consolidated financial statements.



                                          BEN & JERRY'S HOMEMADE, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                                            Fiscal Year Ended
                                                         ---------------------------------------------------------------
                                                            December 25,          December 26,          December 27,
                                                                1999                  1998                  1997
                                                         -------------------   -------------------   -------------------
Cash flows from operating activities:
Net income                                                     $ 3,385               $ 6,242               $ 3,896
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                              9,202                 8,181                 7,711
      Provision for bad debts                                      349                    50                   630
      Deferred income taxes                                     (2,674)               (2,510)               (1,599)
      Stock compensation                                           250                                         405
      Special charge                                             8,602
      Loss on disposition of assets                                 76                   112                   124
Changes in operating assets and liabilities:
Accounts receivable                                             (7,926)                1,460                (5,318)
Inventories                                                       (405)               (1,968)                4,243
Prepaid expenses                                                  (121)                 (501)                  (64)
Accounts payable and accrued expenses                            6,810                 5,385                 5,868
Income taxes payable(receivable)                                 2,756                  (364)                1,743
                                                         -------------------   -------------------   -------------------
Net cash provided by operating activities                       20,304                16,087                17,639

Cash flows from investing activities:
Additions to property, plant and equipment                      (8,825)               (8,770)               (5,236)
Proceeds from sale of assets                                        48                                          48
Changes in other assets                                           (764)               (1,082)                 (425)
Decrease (increase) in investments                                 566               (20,879)                  (76)
Acquisitions, net of cash acquired                              (1,012)
                                                         -------------------   -------------------   -------------------
Net cash used for investing activities                          (9,987)              (30,731)               (5,689)

Cash flows from financing activities:
Repayments of long-term debt and capital leases                 (5,328)               (5,321)                 (669)
Repurchase of common stock                                      (7,187)               (3,108)                 (988)
Proceeds from issuance of common stock                           2,343                   877                   932
                                                         -------------------   -------------------   -------------------

Net cash used for financing activities                         (10,172)               (7,552)                 (725)

Effect of exchange rate changes on cash                              4                   (11)                  (11)
                                                         -------------------   -------------------  --------------------
Increase (decrease) in cash and cash equivalents                   149               (22,207)               11,214

Cash and cash equivalents at beginning of year                  25,111                47,318                36,104
                                                         -------------------   -------------------   -------------------

Cash and cash equivalents at end of year                      $ 25,260              $ 25,111              $ 47,318
                                                         ===================   ===================   ===================

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the last Saturday in December. Fiscal years 1999, 1998 and 1997 consisted of the 52 weeks ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less at date of purchase.

Investments

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At December 25, 1999 and December 26, 1998, the Company considers all its investments, except for certificates of deposit, as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premium and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest and dividends on investments are included in interest income.

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

The Company sells its products primarily to well-established frozen dessert distribution or retailing companies throughout the United States and in certain foreign countries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, the Company has not experienced significant losses related to investments or trade receivables.

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

Foreign Currency Hedging

The Company hedges foreign currency risk by entering into future options based on projected forecasts of a portion of the Company's foreign operations. In addition, from time to time, the Company enters into forward contracts to hedge foreign currency denominated sales. Realized and unrealized gains or losses on contracts or options that hedge anticipated cash flows are determined by comparison of contract or option value upon execution (realized) and at each balance sheet for open contracts or options (unrealized). Realized gains and losses are recognized at the balance sheet date as other income or expense for the period. In the case of options entered into based on projected forecasts, unrealized gains and losses are recognized upon the determination that circumstances have changed which cause the hedged instrument to be speculative in nature.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Transaction gains or losses have been immaterial for all periods presented.

Revenue Recognition

The Company recognizes revenue and the related costs when product is shipped. The Company recognizes franchise fees as income for individual stores when services required by the franchise agreement have been substantially performed and the store opens for business. Franchise fees relating to area franchise agreements are recognized in proportion to the number of stores for which the required services have been substantially performed. Franchise fees recognized as income and included in net sales were approximately $520,000, $708,000 and $553,000 in 1999, 1998 and 1997, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense (excluding cooperative advertising with distribution companies) amounted to approximately $17.5 million, $10.6 million and $6.7 million in 1999, 1998 and 1997, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock Based Compensation

The Company's stock option plans provide for the grant of options to purchase shares of the Company's common stock to both employees and consultants. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Finanical Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. In accounting for its employee stock options under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. No compensation expense was recognized for any of the years presented. The Company has followed FAS 123 for stock options granted to non-employees as required.

Earnings Per Share

Effective December 28, 1997, the Company adopted Statement No. 128, Earnings per Share. Basic earnings per share have been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share have been computed based upon the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of shares issuable upon the exercise of stock options and warrants determined based upon the average market price for the period.

Comprehensive Income

As of December 28, 1997, the Company adopted Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Segment Information

As of December 28, 1997, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 17.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Statement 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by changes in the underlying hedged item in earnings in the same period. In June 1999, the Financial Accounting Standards Board delayed the effective date of FAS 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in the First quarter of fiscal year 2001.

2.  BUSINESS ACQUISITIONS

Effective February 26, 1999, the Company acquired a 60% interest in its Israeli licensee for $1 million. The acquisition was accounted for under the purchase method, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of the acquisition costs over the fair values of the net assets and liabilities acquired was $1.7 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

Effective June 16, 1999, the Company purchased the assets of one of its franchisees for approximately $875,000. The acquisition was accounted for using the purchase method of accounting. The acquisition included two scoop shops located in Las Vegas, Nevada, and territory rights. The excess of the acquisition costs over the fair values of the net assets and liabilities acquired was $266,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years.

The assets acquired and liabilities assumed from the acquisitions included property, plant and equipment of approximately $1.2 million and long-term debt of approximately $1.9 million. These amounts, as well as current assets and liabilities of the acquired companies as of the acquisition dates, have been excluded from the consolidated statements of cash flows as non-cash items.

3.   SPECIAL CHARGE

In the fourth quarter of 1999, the Company recorded a special charge of $8.6 million dollars ($5.6 million after tax, or $0.78 per diluted share) in connection with the Company's plan to shift manufacturing of its frozen novelty line of business from a Company owned plant in Springfield, Vermont to third party co-packers to improve the Company's competitive position, gross margin and profitability. This action resulted in the fourth quarter 1999 write-off of assets associated with the ice cream novelty and other manufacturing assets and costs associated with severance for those employees who do not accept the Company's offer of relocation. This plan to shift novelty manufacturing will be executed during 2000. The outsourcing of its ice cream novelty business will

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

enable the Company to introduce a wider range of novelty products in the future and increase its flexibility. The charge consists of certain one-time expenses, substantially all of which are non-cash. The special charge of $8.6 million consisted of $8.0 million for the write off or write down of fixed assets with the balance for employee severance.


4.   CASH AND INVESTMENTS

The following is a summary of cash, cash equivalents and investments as of December 25, 1999 and December 26, 1998:

                                              December 25, 1999
                              Cash and Cash      Short-Term
                              Equivalents        Investments      Investments
                              -----------        -----------      -----------
Cash                           $10,762
Commercial paper                   198
Tax exempt floating
 rate notes                        900
Municipal bonds                 13,400            $11,474
Preferred stock                                     9,094
                              -----------        -----------
                                25,260             20,568
Certificates of deposit                               763                $200
                              -----------        -----------      -----------
                               $25,260            $21,331                $200
                              ===========        ===========      ===========


                                              December 26, 1998
                              Cash and Cash      Short-Term
                              Equivalents        Investments      Investments
                              -----------        -----------      -----------
Cash                           $ 7,834
Commercial paper                 3,277
Tax exempt floating
 rate notes                        800
Municipal bonds                 13,200            $14,926
Convertible bonds                                     955
Preferred Stock                                     5,649
                              -----------        -----------
                                25,111             21,530
Certificates of deposit                               588                $303
                              -----------        -----------      -----------
                               $25,111            $22,118                $303
                              ===========        ===========      ===========

The Company considers all of its investments, except for certificates of deposit, as available for sale. Certificates of deposit are held to maturity. Municipal bonds included in cash and cash equivalents mature at par in 30 to 45 days, at which time the interest rate is reset to the then market rate, and the Company may convert the investment to cash. Municipal bonds and convertible bonds recorded as short-term investments have varying maturities in 2000 and beyond, however, the Company does not intend to hold such investments to maturity. During 1999 and 1998, the Company also invested in fixed income preferred stock of primarily financial institutions.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

The Company determines the fair value of its short-term investments based on quoted market prices. Unrealized gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. At December 25, 1999, unrealized losses amounted to $324,000. At December 26, 1998, unrealized gains and losses on short-term investments were not significant.

Gross purchases and maturities aggregated $74.4 million and $77.9 million in 1999, $221.6 million and $228.4 million in 1998, and $43.1 million and $25.4 million in 1997. Realized gains and losses were not material for all periods presented.

5.   INVENTORIES

Inventories consist of the following:

                                               December 25,        December 26,
                                                      1999                1998
                                                      ----                ----
 Ice cream and ingredients                         $12,245             $12,025
 Paper goods                                           659                 524
 Food, beverages and gift items                      1,033                 541
                                                   -------             -------
                                                   $13,937             $13,090
                                                   =======             =======

6.   PROPERTY, PLANT AND EQUIPMENT


                                               December 25,        December 26,        Estimated Useful
                                                      1999                1998         Lives/Lease Term
                                                      ----                ----         ----------------
Land and improvements                             $  3,622           $   4,520         15-25 years
Buildings                                           33,376              37,940         25 years
Equipment and furniture                             48,517              52,047         3-20 years
Leasehold improvements                               4,180               3,727         3-10 years
Construction in progress                             4,265               2,058
                                                    ------             -------
                                                    93,960             100,292
Less accumulated depreciation                       37,403              36,841
                                                  --------           ---------
                                                  $ 56,557           $  63,451
                                                  ========           =========

Depreciation expense for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 was $8.8 million, $7.9 million and $7.4 million, respectively.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                               December 25,        December 26,
                                                      1999                1998
                                                      ----                ----
Trade accounts payable                             $10,079            $  4,623
Accrued expenses                                    13,838              12,157
Accrued payroll and related costs                    3,392               3,272
Accrued promotional costs                            5,467               4,297
Accrued marketing costs                              1,322               2,837
Accrued insurance expense                              537               1,081
Income taxes payable                                 1,215                 -
Deferred revenue                                     3,065                 395
                                                   -------             -------
                                                   $38,915             $28,662
                                                   =======             =======

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                               December 25,        December 26,
                                                      1999                1998
                                                      ----                ----
Senior Notes - Series A payable
  in annual  Installments  beginning
  in 1998 through 2003 with interest
  payable semiannually at 5.9%                     $13,357             $16,680
Senior Notes - Series B payable
  in annual installments beginning
  in 1998 through 2003 with interest
  payable semiannually at 5.73%                      6,667               8,333
Other long-term obligations                          2,272                 744
                                                   -------             -------
                                                    22,296              25,757
Less current portion                                 5,627               5,266
                                                   -------             -------
                                                   $16,669             $20,491
                                                   =======             =======

Property, plant and equipment having a net book value of approximately $11.2 million at December 25, 1999 are pledged as collateral under certain long-term debt arrangements.

Long-term debt and capital lease obligations at December 25, 1999 maturing in each of the next five years and thereafter are as follows:

                                             Capital Lease             Long-term
                                               Obligations                  Debt
                                               -----------                  ----
      2000                                            $ 89              $  5,561
      2001                                              73                 5,190
      2002                                              21                 6,047
      2003                                              19                 5,156
      2004                                              16                    62
      Thereafter                                       184                    --
                                                      ----                ------
      Total minimum payments                           402                22,016
      Less amounts representing interest               122                    --
                                                      ----               -------
                                                      $280               $22,016
                                                      ====               =======

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data


The Company capitalized no interest in 1999, 1998 or 1997. Interest paid amounted to $1,698,000 $1,832,000 and $1,975,000 for 1999, 1998 and 1997,
respectively.

The Company has available two $10,000,000 unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' base rate or at LIBOR plus a margin based on a pre-determined formula. No amounts were borrowed under these or any bank agreements during any of the years presented. The working capital line of credit agreements expire December 23, 2001.

Certain of the debt agreements contain restrictive covenants requiring maintenance of minimum levels of working capital, net worth, debt to capitalization ratios and earnings before interest, taxes, depreciation and amortization (EBITDA). Furthermore, distributions are limited to an amount of $5 million plus 75% of earnings and 100% of net losses since June 30, 1993;
approximately $23.2 million of retained earnings at December 25, 1999 was available for payment of dividends. As of December 25, 1999, the Company received a waiver of compliance related to its working capital requirements.

As of December 25, 1999, the carrying amount and fair value of the Company's long-term debt were $22.3 million and $21.3 million, respectively, and as of December 26, 1998, they were $25.8 million and $24.4 million, respectively.

9.   STOCKHOLDERS' EQUITY

Preferred and Common Stock

The Class A Preferred Stock has one vote per share on all matters on which it is entitled to vote and is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combinations. The Class A Preferred Stock is redeemable by the Company, by the specified vote of the Continuing Directors (as defined in the Articles of Association). The Class A Common Stock has one vote per share on all matters on which it is entitled to vote. In June 1987, the Company's shareholders adopted an amendment to the Company's Articles of Association that authorized 3 million shares of a new Class B Common Stock and redesignated the Company's existing Common Stock as Class A Common Stock. The Class B Common Stock has ten votes per share on all matters on which it is entitled to vote, except as may be otherwise provided by law, may be converted into shares of Class A Common Stock by the specified vote of the continuing Directors is generally non-transferable as such and is convertible upon transfer into Class A Common Stock, on a one-for-one basis. A stockholder who does not wish to complete the prior conversion process may effect a sale by simply delivering the certificate for such shares of Class B Stock to a broker, properly endorsed. The broker may then present the certificate to the Company's Transfer Agent, which, if the transfer is otherwise in good order, will issue to the purchaser a certificate for the number of shares of Class A Common Stock thereby sold.

Accumulated Other Comprehensive Income (Loss)

Total comprehensive income amounted to $3.1 million for the year ended December 25, 1999 and $6.2 million and $3.9 million for the years ended December 26, 1998 and December 27, 1997, respectively. Other comprehensive income consisted of adjustments for net foreign currency translation gains (losses) in the amounts of $15,000, ($22,000) and ($11,000) for 1999, 1998 and 1997, respectively and unrealized losses on available for sale securities in the amount of $324,000

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

beginning in 1999. The accumulated balance for foreign currency translation were $136,000, $151,000 and $129,000 for 1999, 1998 and 1997, respectively.
Accumulated balances for unrealized losses on available for sale securities was $324,000 for the year ended December 25, 1999.

10.  Shareholder Rights Plan

In August 1998, following approval by its Board of Directors, the Company put in place two Shareholder Rights Plans, one pertaining to the Class A Common Stock and one pertaining to the Class B Common Stock. These Plans are intended to protect stockholders by compelling someone seeking to acquire the Company to negotiate with the Company's Board of Directors in order to protect stockholders from unfair takeover tactics and to assist in the maximization of stockholder value. These Rights Plans, which are common for public companies in the United States, may also be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these Plans will make it difficult for a third party to acquire control of the Company on terms which are unfair or unfavorable to the stockholders. Also, in April 1998, the Legislature of the State of Vermont amended a provision of the Vermont Business Corporation Act to provide that the directors of a Vermont corporation may also consider, in determining whether an acquisition offer or other matter is in the best interests of the corporation, the interests of the corporation's employees, suppliers, creditors and customers, the economy of the state in which the corporation is located and including the possibility that the best interests of the corporation may be served by the continued independence of the corporation.

11.  STOCK BASED COMPENSATION PLANS

The Company has various stock option plans:

The 1995 and 1999 Equity Incentive Plans were established to provide grants to employees, and other key persons or entities, including non-employee directors who are in the position, in the opinion of the Compensation Committee, to make a significant contribution to the success of the Company, of incentive and non-incentive stock options, stock appreciation rights, restricted stock, unrestricted stock awards, deferred stock awards, cash or stock performance awards, loans or supplemental grants, or combinations thereof. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or six years, and in some cases subject to acceleration of vesting upon specified events including a change in control (as defined). The exercise period cannot exceed ten years from the date of grant.

At December 25, 1999, 15,401 shares of Class A Common Stock were available for grant under the 1995 Equity Incentive Plan and 10,084 shares of Class A Common Stock were available for grant under the 1999 Equity Incentive Plan.

In addition, during 1999, the Company granted a total of 250,000 options to key employees under individual stock option agreements. The terms of these grants are similar to the terms of options granted under the 1995 Equity Incentive Plan.

The 1985 Option Plan provides for the grant of incentive and non-incentive stock options to employees or consultants. The 1985 Option Plan provides that options are granted with an exercise price equal to the market price of the Company's common stock on the date of grant. The 1985 Option Plan expired in August 1995, however, some options granted under this plan are outstanding as of December 25,

Notes  to consolidated Financial Statements
Dollars in tables in thousands except share data


1999. While the Company grants options which may become exercisable at different times or within different periods, the Company has generally granted options to employees which vest over a period of four, five, or eight years, and in some cases with provisions for acceleration of vesting upon the occurrence of certain events. The exercise period cannot exceed ten years from the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 follows:

                                               1999                         1998                         1997
                                    ------------------------       ----------------------       ----------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                    Options            Price       Options          Price       Options          Price
                                    -------            -----       -------          -----       -------          -----

Outstanding at
   beginning of year                910,301           $12.97        910,811        $12.90       335,118         $14.49
Granted                             616,396            22.60         42,500         17.79       694,000          12.04
Exercised                          (131,376)           14.73        (36,629)        16.55       (80,000)         10.81
Forfeited                           (91,771)           15.43         (6,381)        14.76       (38,307)         15.42
                                  ---------                         -------                     -------
Outstanding at end
   of year                        1,303,550           $17.18        910,301        $12.97       910,811         $12.90
                                  =========                         =======                     =======
Exercisable at end
   of year                          561,243                         382,021                     203,552
                                    =======                         =======                     =======
Available for
   future grants                     25,485                         284,220                     345,893
                                     ======                         =======                     =======

The following table presents weighted-average price and life information about significant option groups outstanding at December 25, 1999:

                                     Options Outstanding                        Options Exercisable
                        --------------------------------------------      ----------------------------------
                                           Weighted
                                            Average         Weighted
                                           Remaining        Average                              Weighted
Range of Exercise           Number        Contractual       Exercise          Number              Average
    Prices               Outstanding         Life            Price        Exercisable         Exercise Price
-----------------        -----------     -------------      --------      -----------         --------------
 $10.63 -$10.88             370,000           6.96           $10.87          353,875              $10.87
  12.38 - 16.75             302,834           6.77            13.92          191,837               14.29
  19.00 - 19.25              26,500           5.82            19.01           15,531               19.01
  21.00 - 28.06             604,216           9.39            22.60                0                0.00
                          ---------                                          -------

 $10.63 -$28.06           1,303,550           8.02           $17.18          561,243              $12.26
                          =========                                          =======

The Company maintains an Employee Stock Purchase Plan, which authorizes the issuance of up to 300,000 shares of common stock. All employees with six months of continuous service are eligible to participate in this plan. Participants in the plan are entitled to purchase Class A Common Stock during specified semi-annual periods through the accumulation of payroll deductions, at the lower of 85% of market value of the stock at the beginning or end of the offering period. At December 25, 1999, 152,016 shares had been issued under the plan and 147,984 were available for future issuance.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

The Company has a Restricted Stock Plan (the 1992 Plan) which provides that non-employee directors, on becoming eligible, may be awarded shares of Class A Common Stock by the Compensation Committee of the Board of Directors. Shares issued under the plan become vested over periods of up to five years. The Company has also adopted the 1995 Plan, which provides that non-employee directors can elect to receive stock in lieu of a Director's annual cash retainer. In 1999, 2,846 shares were issued to non-employee directors. These shares vest immediately. At December 25, 1999 a total of 15,105 shares had been awarded under these plans, all of which were fully vested, and 19,895 shares were available for future awards. Unearned compensation on unvested shares is recorded as of the award date and is amortized over the vesting period.

As of December 25, 1999, a total of 193,364 shares are reserved for future grant or issue under all of the Company's stock plans.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                              1999        1998        1997
                                              -----       -----       ----
Risk-free interest rates                       6.67%       5.10%       5.53%
Dividend yield                                 0.00%       0.00%       0.00%
Volatility factor                              0.50        0.32        0.34
Weighted average expected lives (in years)     4.4         2.4         3.6

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

                                              1999        1998        1997
                                              -----       -----       ----
Pro forma net income                          $1,113      $5,935     $3,600
Pro forma earnings per share - diluted        $ 0.15      $ 0.80     $ 0.49
Weighted average fair value of options
 at the date of grant                         $11.03      $ 4.22     $ 4.16

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data


12.  INCOME TAXES

The provision for income taxes consists of the following:

Federal                              1999             1998             1997
-------                             -----            -----             ----
Current                             $4,082           $5,041         $  3,300
Deferred                            (2,443)          (2,093)          (1,388
                                    ------           ------           ------
                                     1,639            2,948            1,912
                                    ------           ------           ------
State
-----
Current                                391            1,003              686
Deferred                              (305)            (417)            (210)
                                    ------           ------           ------
                                        86              586              476
                                    ------           ------           ------
Foreign
-------
Current                                 24                -                -
Deferred                                74                -                -
                                    ------           ------           ------
                                        98                -                -
                                    ------           ------           ------
                                    $1,823           $3,534           $2,388
                                    ======           ======           ======

Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                     1999             1998             1997
                                    -----            -----            -----
Tax at statutory rate               34.0 %           34.0 %           34.0 %
State tax, less federal tax effect   1.1             4.0              5.0
Income tax credits                   0.0             (1.0)            (1.0)
Tax exempt interest                 (8.7)            (3.0)            (2.9)
Valuation allowance                 13.6              0.0              0.0
Foreign sales corporation           (8.3)            (1.0)             0.0
Other, net                           3.3              3.1              2.9
                                    -----            -----             -----
Provision for income taxes          35.0 %           36.1 %           38.0 %
                                    ======           ======           ======

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are attributable to the following:

                                                         1999              1998
                                                        -----              ----
Deferred tax assets:
  Accrued liabilities                                  $4,383            $6,425
  Inventories                                           1,651             1,413
  Accounts receivable                                     434               430
  Accrued special charge                                1,779                 -
  Net operating losses                                    707                 -
  Other                                                     -               475
                                                       ------            ------
                                                        8,954             8,743
  Valuation allowance                                    (707)                -
                                                       ------            ------
  Total deferred tax assets                             8,247             8,743

Deferred tax liabilities:
  Depreciation/property, plant and equipment            1,849             5,231
  Other                                                   351               139
                                                       ------            ------
  Total deferred tax liabilities                        2,200             5,370
                                                       ------            ------
      Net deferred tax assets                          $6,047            $3,373
                                                       ======            ======

The Company established a valuation allowance related to net operating loss carryforwards in certain foreign jurisdictions. Income taxes paid amounted to $2.2 million, $6.2 million and $2.2 million during 1999, 1998 and 1997, respectively.

13.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1999         1998         1997
                                                                  ----         ----         ----

Numerator:
  Net income                                                    $3,385       $6,242        $3,896
                                                                ------       ------        ------
Denominator:
  Denominator for basic earnings per share -
      weighted-average shares                                    7,077        7,197         7,247

  Dilutive stock options and warrants                              328          266            87
                                                                ------       ------        ------
  Denominator for diluted earnings per share -
      adjusted weighted-average shares and
      assumed conversions                                        7,405        7,463         7,334
                                                                ======        =====        ======
  Net income per common share
      Basic                                                     $ 0.48       $ 0.87        $ 0.54
                                                                ======       ======        ======
      Diluted                                                   $ 0.46       $ 0.84        $ 0.53
                                                                ======       ======        ======

Options to purchase 254,247 shares of common stock at prices ranging from $23.63 to $28.06 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 32,500 shares of common stock at $19.25, and 146,811 shares of common stock at prices ranging from $16.75 to

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

$19.00 were outstanding in 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Included in the computation of diluted earnings per share are warrants to acquire 125,000 shares, which are part of an agreement with an outside consultant. Under this agreement, when the average of the closing market value of the stock exceeds $22.00 per share over a 90 day period, the consultant would be entitled to purchase 125,000 shares of common stock at $14.00 per share. The 125,000 additional warrants became exercisable in March, 1999 and expire on July 1, 2004.

14. THE BEN & JERRY'S FOUNDATION, INC.

In October 1985, the Company issued 900 shares of Class A Preferred Stock to the Ben & Jerry's Foundation, Inc. (the Foundation), a not-for-profit corporation qualified under Section 501 (c)(3) of the Internal Revenue Code. The primary purpose of the Foundation is to be the principal recipient of cash contributions from the Company which are then donated to various community organizations and other charitable institutions. Contributions to the Foundation and directly to other charitable organizations, at the rate of approximately 7.5% of income before income taxes and special charges amounted to approximately $1,100,000, $793,000 and $510,000 for 1999, 1998 and 1997 respectively.

The Class A Preferred Stock is entitled to vote as a separate class in certain business combinations, such that approval of two-thirds of the class is required for such business combination. The three directors of the Foundation, including one of the founders of the Company, are members of the Board of Directors of the Company.

15.  EMPLOYEE BENEFIT PLANS

The Company maintains profit sharing and savings plans for all eligible employees. The Company has also implemented a management incentive program, which provides for discretionary bonuses for management. Contributions to the profit sharing plan are allocated among all current full-time and regular part-time employees (other than the co-founders, Chief Executive Officer and Officers that are Senior Directors of functions) and are allocated fifty percent based upon length of service and fifty percent split evenly among all employees. The profit sharing plan and the management incentive plan are informal and discretionary. Recipients who participate in the management incentive program are not eligible to participate in the profit sharing plan. The savings plan is maintained in accordance with the provisions of Section 401(k) of the Internal Revenue Code and allows all employees with at least twelve months of service to make annual tax-deferred voluntary contributions up to fifteen percent of their salary. The Company contributes one percent of eligible employees' gross annual salary and may match the contribution up to an additional three percent of the employee's gross annual salary. Effective January 1, 1998, the Company amended its employees' retirement plan to permit contributions of shares of its stock to the plan from time to time. In 1998, the Board of Directors approved the contribution of $250,000 worth of Class A Common Stock to be allocated among all eligible employees' accounts. Total contributions by the Company to the profit sharing, management incentive program and savings plans were approximately $3.2 million, $2.7 million and $1.2 million for 1999, 1998 and 1997, respectively.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

16.  COMMITMENTS

The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows:

2000                       $1,402
2001                        1,153
2002                          940
2003                          758
2004                          417
Thereafter                    383

Rent expense for operating leases amounted to approximately $1.6 million, $1.5 million and $1.2 million in 1999, 1998 and 1997, respectively.

17.  SEGMENT INFORMATION

Ben & Jerry's Homemade, Inc. has one reportable segment: ice cream manufacturing and distribution. The Company manufactures super premium ice cream, frozen yogurt, sorbet and various ice cream novelty products. These products are distributed throughout the United States primarily through independent distributors and in certain foreign countries.

During 1999, 1998 and 1997 the Company's most significant customer, Dreyer's Grand Ice Cream, Inc. accounted for net sales of 40% in 1999 and 57% in 1998 and 1997. Sales and cash receipts are recorded and received primarily in U.S. dollars. Foreign currency exchange variations have little or no effect on the Company at this time. During 1999, the Company began doing business with Haagen-Dazs under a new distribution arrangement which accounted for 11% of net sales during the year.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

Information concerning operations by geographic area are as follows:


                                                    December 25,   December 26,    December 27,
                                                          1999            1998            1997
                                                          ----            ----            ----
Sales to Unaffiliated Customers
United States                                          $211,509       $191,777         $166,592
Foreign                                                  25,534         17,426            7,614
                                                       --------       --------         --------
                                                       $237,043       $209,203         $174,206
                                                       ========       ========         ========
Net Income (Loss)
United States                                          $  4,094       $  6,444         $  4,136
Foreign                                                    (709)          (202)            (240)
                                                       --------       --------         --------
                                                       $  3,385       $  6,242         $  3,896
                                                       ========       ========         ========
Long-Lived Assets
United States                                          $ 58,147       $ 64,722         $ 66,128
Foreign                                                   5,108          2,470              263
                                                       --------       --------        --------
                                                       $ 63,255       $ 67,192         $ 66,391
                                                       ========       ========         ========



Note: Foreign operations include the United Kingdom, France, Canada, The Netherlands, Belgium, Israel and Japan.

Notes to Consolidated Financial Statements
Dollars in tables in thousands except share data

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                                   First Quarter1   Second Quarter1   Third Quarter1   Fourth Quarter1
                                                   --------------   ---------------   --------------   ---------------
1999
Net sales                                               $50,066          $68,172           $67,129          $51,676
Gross profit                                             18,089           27,617            27,814           18,232
Net income (loss)                                         1,197            3,214             3,535           (4,561)2
Net income (loss) per common share
  Basic                                                    .17              .45               .50             (.66)
  Diluted                                                  .16              .42               .47             (.66)

1998
Net sales                                               $41,556          $58,749           $64,566          $44,332
Gross profit                                             13,964           21,153            24,227           13,634
Net income                                                  380            2,130             2,892              840
Net income per common share
  Basic                                                    .05              .29               .40              .12
  Diluted                                                  .05              .28               .39              .11

1 Each quarter represents a thirteen week period for all periods presented.

2 Fourth quarter reflects a non-recurring pre-tax special charge of $8,602 ($5.6 million after tax or $0.78 per diluted share). Net income, excluding the special charge was $1 million and diluted net income per common share was $0.14.


                                       BEN & JERRY'S HOMEMADE, INC.
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years ended December 25, 1999, December 26, 1998 and December 27, 1997 (In 000's)
                                                 Balance at      Charged to     Charged to
                                                 beginning       costs and        other       Deductions     Balance at end
                                                  of year         expenses       accounts         (1)            of year
                                                 ----------      ----------     ----------    ----------     ---------------
Year ended  December 25, 1999                      $  979           $349           $ -           $362            $  966
    Allowance for doubtful accounts
   (deducted from accounts receivable)
Year ended  December  26, 1998                     $1,066           $ 50           $ -           $137            $  979
   Allowance for doubtful accounts
   (deducted from accounts receivable)
Year ended  December  27, 1997                     $  695           $630           $ -           $259            $1,066
   Allowance for doubtful accounts
   (deducted from accounts receivable)


(1)      Accounts deemed to be uncollectible.