Form 10-Q
period 2000-03-25
BEN & JERRYS HOMEMADE INC
filed 2000-05-09
CIK 768384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                   Commission File Number:
March 25, 2000                                           0-13544


                          BEN & JERRY'S HOMEMADE, INC.
             (Exact name of registrant as specified in its charter)


VERMONT                                     03-0267543
(State of incorporation)                    (I.R.S. Employer Identification No.)


30 Community Drive
South Burlington, Vermont                                    05403-6828
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

                                      YES           X        NO
                                                 --------             --------

Indicate the number of shares outstanding of each of the classes of common stock outstanding as of the latest practicable date. 6,148,031 shares of Class A Common Stock and 791,098 shares of Class B Common Stock outstanding as of May 2, 2000.

                          BEN & JERRY'S HOMEMADE, INC.
                   Form 10-Q for quarter ended March 25, 2000



                                      INDEX



PART I: FINANCIAL INFORMATION                                           PAGE NO.

Consolidated Balance Sheets as of
March 25, 2000 and December 25, 1999...........................................1

Consolidated Statements of Income for the
Thirteen weeks ended March 25, 2000
and March 27, 1999.............................................................2

Consolidated Statements of Cash Flows for the
Thirteen weeks ended March 25, 2000
and March 27, 1999.............................................................3

Notes to Consolidated Financial Statements.................................4 - 6

Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................6 - 14


PART II: OTHER INFORMATION

Item 6-Exhibits and Reports on Form 8-K.......................................15

Signatures....................................................................16

Exhibit 11....................................................................17

                          BEN & JERRY'S HOMEMADE, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)
                                                         March 25,       December 25,
                                                             2000               1999
                                                        -----------      ------------
                                                        (Unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 15,375           $ 25,260
  Short-term investments                                   21,297             21,331
  Trade accounts receivable
    (less allowance of $1,002 in 2000
     and $966 in 1999 for doubtful accounts)               25,348             18,833
  Inventories                                              19,870             13,937
  Deferred income taxes                                     5,272              5,609
  Prepaid expenses and other current assets                 3,588              2,377
                                                         ---------        -----------
  Total current assets                                     90,750             87,347

Property, plant and equipment, net                         56,724             56,557
Investments                                                   200                200
Deferred income taxes                                       1,085                656
Other assets                                                6,004              5,842
                                                         ---------        -----------
                                                         $154,763          $ 150,602
                                                         =========        ===========
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                  $ 42,047           $ 38,915
  Current portion of long-term debt and
    obligations under capital leases                        5,686              5,627
                                                         ---------        -----------
  Total current liabilities                                52,733             44,542

Long-term debt and obligations under capital leases        16,363             16,669

Stockholders' equity:
  $1.20 noncumulative  Class A preferred stock - par
    value $1.00 per share,redeemable  at $12.00 per
    share; 900 shares authorized, issued and outstanding;
    aggregated preference on liquidation - $9,000               1                  1
  Class A common stock - $.033 par value; authorized
    20,000,000 shares; issued: 6,775,188 at March 25,
    2000 and 6,759,276 at December 25, 1999                   224                223
  Class B common stock - $.033 par value; authorized
    3,000,000 shares; issued:  794,821 at March 25, 2000
    and 801,813 at December 25, 1999                           26                 27
  Additional paid-in-capital                               53,157             52,961
  Retained earnings                                        50,047             48,713
  Accumulated other comprehensive loss                       (935)              (460)
  Treasury stock, at cost: 632,841 Class A and 1,092
     Class B shares at March 25, 2000 and  644,606 Class
     A and 1,092 Class B shares at December 25, 1999      (11,853)           (12,074)
                                                         ---------         ----------
     Total stockholders' equity                            90,667             89,391
                                                         ---------         ----------
                                                         $154,763          $ 150,602
                                                         =========         ==========

     Note: The balance sheet at December 25, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See notes to consolidated financial statements.


                          BEN & JERRY'S HOMEMADE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)
                                       For the Thirteen weeks ended
                                  -----------------------------------------
                                      March 25,                   March 27,
                                          2000                        1999
                                      --------                    --------

Net sales                              $54,179                     $50,066

Cost of sales                           32,173                      31,977
                                       -------                     -------

Gross profit                            22,006                      18,089

Selling, general and
      administrative expenses           20,339                      16,646

Other income (expense):
  Interest income                          577                         498
  Interest expense                        (599)                       (390)
  Other income, net                        407                         290
                                       -------                     -------
                                           385                         398
                                       -------                     -------

Income before income taxes               2,052                       1,841

Income taxes                               718                         644
                                       -------                     -------

Net income                             $ 1,334                     $ 1,197
                                       =======                     =======

Shares used to compute net income
  per common share
      Basic                              6,929                       7,110
      Diluted                            7,285                       7,552

Net income per common share

      Basic                             $ 0.19                      $ 0.17
      Diluted                           $ 0.18                      $ 0.16

     See notes to consolidated financial statements.


                          BEN & JERRY'S HOMEMADE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                              Thirteen weeks ended
                                                    -----------------------------------------
                                                         March 25,               March 27,
                                                             2000                    1999
                                                         --------                --------
Cash flows from operating activities:
Net income                                                $ 1,334                 $ 1,197
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           2,165                   2,177
    Provision for bad debts                                    40                      50
    Deferred income taxes                                     (92)                   (746)
    Stock compensation                                        250
    Loss on disposition of property, plant & equipment          6                       3
Changes in operating assets and liabilities:
Accounts receivable                                        (7,786)                (10,686)
Inventories                                                (5,933)                 (3,834)
Prepaid expenses                                               20                     357
Accounts payable and accrued expenses                       1,903                   5,124
Income taxes payable                                        1,229                   1,166
                                                         --------                --------
Net cash used for operating activities                     (6,864)                 (5,192)

Cash flows from investing activities:
Additions to property, plant and equipment                 (2,193)                 (1,606)
Proceeds from sale of property, plant & equipment              11                       5
Changes in other assets                                        12                       2
Increase in investments                                      (126)                 (3,575)
Acquisitions, net of cash acquired                           (330)                   (142)
                                                         --------                --------
Net cash used for investing activities                     (2,626)                 (5,316)

Cash flows from financing activities:
Repayments of long-term debt and capital leases              (247)                    (82)
Repurchase of common stock                                                         (1,524)
Proceeds from issuance of common stock                        167                     364
                                                         --------                --------
Net cash used for financing activities                        (80)                 (1,242)

Effect of exchange rate changes on cash                      (315)                      2
                                                         --------                --------
Decrease in cash and cash equivalents                      (9,885)                (11,748)

Cash and cash equivalents at beginning of period           25,260                  25,111
                                                         --------                --------

Cash and cash equivalents at end of period                $15,375                 $13,363
                                                         ========                ========

     See notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All numbers in tables in thousands except per share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 25, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999.

2.   INVENTORIES

     Inventories consist of the following:

                                                  March 25,        December 25,
                                                      2000                1999
                                                      ----                ----
Ice cream and ingredients                         $17,657               $12,245
Paper goods                                           973                   659
Food, beverage and gift items                       1,240                 1,033
                                                    -----              --------
   Total                                          $19,870               $13,937
                                                  =======               =======

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                  March 25,        December 25,
                                                      2000                1999
                                                      ----                ----
     Trade accounts payable                       $11,962               $10,079
     Accrued expenses                              13,498                13,838
     Accrued payroll and related costs              3,178                 3,392
     Accrued promotional costs                      6,392                 5,467
     Accrued marketing costs                        2,069                 1,322
     Accrued insurance expense                        951                   537
     Income taxes payable                           2,444                 1,215
     Deferred revenue                               1,553                 3,065
                                                  -------               -------
                                                  $42,047               $38,915
                                                  =======               =======

4.   COMPREHENSIVE INCOME

Total comprehensive income for the thirteen weeks ended March 25, 2000 amounted to $859,000 compared to $1,206,000 for the same period in 1999. Other comprehensive income consisted of adjustments for net foreign currency translation gains (losses) in the amounts of ($315,000) and $9,000 for the periods ended March 25, 2000 and March 27, 1999, respectively, and unrealized losses on available for sale securities in the amount of $160,000 for the period ended March 25, 2000.

5.   SEGMENT INFORMATION

Ben & Jerry's Homemade, Inc. has one reportable segment: ice cream manufacturing and distribution. The Company manufactures super premium ice cream, frozen yogurt, sorbet and various ice cream novelty products. These products are distributed throughout the United States primarily through independent distributors and in certain foreign countries.

Information concerning operations by geographic area are as follows:

                                               March 25,               March 27,
                                                 2000                    1999
                                               -------                 --------
Sales to Unaffiliated Customers
United States                                  $47,244                 $46,593
Foreign                                          6,935                   3,473
                                               -------                 -------
                                               $54,179                 $50,066
                                               =======                 =======
Net Income (Loss)
United States                                  $ 1,158                 $   770
Foreign                                            176                     427
                                               -------                 -------
                                               $ 1,334                 $ 1,197
                                               =======                 =======
Long-Lived Assets
United States                                  $58,002                 $64,194
Foreign                                          4,926                   5,166
                                               -------                 -------
                                               $62,928                 $69,360
                                               =======                 =======

Note: Foreign operations include the United Kingdom, France, Canada, The Netherlands, Belgium, Israel and Japan.



6.   BUSINESS ACQUISITION

Effective January 18, 2000, the Company purchased the assets of one of its franchisees for approximately $330,000. The acquisition was accounted for using the purchase method of accounting. The acquisition was for a scoop shop located in Shelburne, Vermont. The excess of the acquisition cost over the fair value of the net assets acquired was $198,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over five years.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by changes in the underlying hedged item in earnings in the same period. In June 1999, the Financial Accounting Standards Board delayed the effective date of FAS 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in the first quarter of fiscal year 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

8.  SUBSEQUENT EVENT

On April 11, 2000 the Board approved an Agreement and Plan of Merger between the Company and Conopco, Inc. and Vermont All Natural Expansion Company dated as of April 11, 2000(the "Merger Agreement") under which each share of Common Stock of Ben & Jerry's would be converted into cash at $43.60 per share. On April 18, 2000 Vermont All Natural Expansion Company, a wholly-owned subsidiary of Conopco, Inc., a subsidiary of Unilever N.V. commenced a Tender Offer for all shares of Common Stock of Ben & Jerry's for cash at $43.60 per share. This Tender Offer is in process at the date of this report on Form 10-Q.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items as a percentage of net sales which are included in the Company's Consolidated Statements of Income and the percentage increase of such items as compared to the prior period.

                                Percentage of Net Sales        Period-to-Period
                                 Thirteen Weeks Ended              Increase
                                March 25,     March 27,      Thirteen Weeks 2000
                                  2000          1999          Compared to 1999
                                  ----          ----          ----------------
Net sales                         100.0%        100.0%                8.2%
Cost of sales                      59.4          63.9                  .6
                                  -----         -----               -----
Gross profit                       40.6          36.1                21.7
Selling, general and
  Administrative expenses          37.5          33.2                22.2
Other Income                         .7            .8                (3.3)
                                  -----         -----               -----
Income before income taxes          3.8           3.7                11.5
Income taxes                        1.3           1.3                11.5
                                  -----         -----               -----
Net income                          2.5%          2.4%               11.4%
                                  =====         =====               =====

Thirteen Weeks Ended March 25, 2000 and March 27, 1999

Net Sales

Net sales for the thirteen weeks ended March 25, 2000 increased 8.2% to $54.2 million compared to $50.1 million for the same period in 1999. The increase in net sales for the first quarter was driven by continued domestic growth in the Company's core pint and bulk business as well as an increase in net sales in both the United Kingdom and Japan in comparison to the prior year. Total pint volume increased 4% compared to the same period in 1999, which was primarily attributable to the Company's original line of products. Total unit volume of 2 1/2-gallon bulk container products increased 18.8% compared to the same period in 1999.

Packaged sales (primarily pints) represented approximately 86% of total net sales in the first quarter of 2000 and 88% of total net sales in the first quarter of 1999. Net sales of 2 1/2-gallon bulk containers represented approximately 7% of total net sales in the first quarters of 2000 and 1999. Net sales of novelty products (including single servings) accounted for approximately 5% of total net sales in the first quarter of 2000, compared to 4% in 1999. Net sales from the Company's retail stores represented 2% of total net sales in the first quarter of 2000 compared to 1% for the same period in 1999.

International sales were $6.9 million for the first quarter of 2000, representing 12.8% of net sales, as compared to $3.5 million in 1999, or 6.9% of net sales. The increase in 2000 was primarily due to higher sales in the United Kingdom and Japan.

Cost of Sales and Gross Profit

Cost of sales in the first quarter of 2000 increased approximately $196,000 or 0.6% over the same period in 1999 and overall gross profit as a percentage of net sales was 40.6% in the first quarter of 2000 as compared to 36.1% in the comparable period last year. The higher gross profit as a percentage of net sales resulted from decreases in dairy prices as compared to the higher dairy prices experienced in the first quarter of 1999, increased sales volumes and favorable manufacturing variances resulting from better plant utilization due to higher production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.2% to $20.3 million in the first quarter of 2000 from $16.6 million in 1999. Selling, general and administrative expenses as a percentage of net sales increased from 33.2% in 1999 to 37.5% in 2000. The $3.7 million increase primarily reflects increased advertising and promotion expenses and professional fees in connection with the proposed acquisition by Unilever (NYSE: UN; NYSE: UL) and exploration of alternative transactions in the first quarter of 2000. In addition, the Company is continuing to invest more heavily in its international operations, most notably in the United Kingdom, Japan and Israel, in order to capitalize on further opportunities to grow its ice cream sales outside the United States.

Other Income

Other income in the first quarter of 2000 was $407,000 compared to $290,000 for the same period in 1999. This increase is primarily related to realized gains on foreign currency exchange contracts. Interest income increased to $577,000 for the first quarter of 2000 compared to $498,000 for the same period in the prior year. Interest expense increased to $599,000 during the first quarter of 2000 compared to $390,000 for the same period in the prior year due. This increase is primarily due to interest expense from debt acquired through the Company's 60% ownership interest in its Israeli licensee and an offset related to the $5 million Senior Notes principal payment made in October 1999.

Income Taxes

The Company's recorded income tax expense during the first quarter of 2000 was $718,000, compared to $644,000 in the first quarter of 1999. The Company's effective tax rate in the first quarters of 2000 and 1999 was 35%. Management expects 2000's effective income tax rate to remain at approximately 35% based upon the expected geographic mix of earnings.

Net Income

Net income for the first quarter of 2000 was $1.3 million compared to $1.2 million in 1999. Net income as a percentage of net sales was 2.5% in the first quarter of 2000 compared to net income of 2.4% of net sales in the first quarter of 1999. Diluted net income per share was $.18 per common share for the first quarter of 2000 compared to a diluted net income per common share of $.16 for the first quarter of 1999.

During the first quarter of 2000, the Company incurred significant expenditures (classified within S,G&A) for services of its investment banker, consultants and legal counsel, including separate legal counsel for various directors, in connection with the investigations and deliberations of the Board with respect to the various Indications of Interest to acquire the Company and Alternative Transactions under consideration by the Board.

The Company expects to face increased domestic competition in 2000, which will require increased selling and marketing expenditures, and may result in a slower rate of growth in net sales and may well have an adverse effect on future results, as compared with results for the Year 1999. See "Risk Factors".

Liquidity and Capital Resources

As of March 25, 2000, the Company had $36.7 million of cash, cash equivalents, and short term investments ($15.4 million of cash and cash equivalents and $21.3 million of short term investments), a $9.9 million decrease since December 25, 1999. Net cash used for operations in the first quarter of 2000 was approximately $6.9 million. Uses of cash included increases in accounts receivable and inventories of $7.8 million and $5.9 million respectively, and additions to property, plant and equipment, primarily for equipment upgrades at the Company's manufacturing facilities, of $2.2 million. Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $1.9 million and an increase in income taxes payable of $1.2 million. The increase in accounts receivable is due to higher domestic net sales in March 2000 compared to December 1999 combined with increased sales in the United Kingdom which has slower collections.

Inventories have increased from $13.9 million at December 1999 to $19.9 million as of March 25, 2000. This increase reflects seasonally higher raw material inventories and increased finished goods inventories. The increase in accounts payable and accrued expenses reflect the seasonality of the Company's business, increased sales and marketing expenses and professional fees.

The Company anticipates capital expenditures in the remainder of 2000 of approximately $6.8 million. Most of these projected capital expenditures relate to equipment upgrades and enhancements at the Company's manufacturing facilities and computer-related expenditures.

The Company's short and long-term debt includes $20 million aggregate principal amount of Senior Notes issued in 1993 and 1994. The second principal payment of $5 million was paid in October 1999 and the remaining principal is payable in annual installments through 2003. These Senior Note Agreements contain certain restrictive covenants requiring maintenance of minimum levels of working capital, net worth and debt to capitalization ratios. As of March 25, 2000 the Company was in default of its working capital requirement. The Company received a waiver of compliance related to its working capital requirements from one of the two Senior Note Agreement holders. The Company has not received a waiver of compliance relating to its working capital requirements from its second Senior Note Agreement holder, however, the default was cured within the Cure Period provided under the Senior Note Agreement.

The Company has available two $10 million unsecured working capital line of credit agreements with two banks. Interest on borrowings under the agreements is set at the banks' base rate or at LIBOR plus a margin based on a pre-determined formula. No amounts were borrowed under these or any bank agreements during 2000. The working capital line of credit agreements expire December 23, 2001. Management believes that internally generated funds, cash currently on hand, investments held in marketable securities and equipment lease financing and/or borrowings under the Company's two unsecured bank lines of credit will be adequate to meet anticipated operating and capital requirements.

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

Euro Conversion

On January 1, 1999, certain member countries of the European union established fixed conversion rates between their existing currencies and the European Union's common currency ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

The Company has evaluated the potential impact on its business, including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on the Company's operations or financial position.

Forward-Looking Statements

This section, as well as other portions of this document, includes certain forward-looking statements about the Company's business, new products, sales, dairy prices, other expenditures and cost savings, effective tax rate, operating and capital requirements and refinancing. Any such statements are subject to risks that could cause the actual results or needs to vary materially and are also subject to changes in connection with any potential Indications of Interest to acquire the Company or Alternative Transactions. These risks are discussed in "Risk Factors" below.

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

Growth in Sales and Earnings. In the first quarter of 2000, net sales of the Company increased 8.2% to $54.2 million from $50.1 million for the first quarter of 1999. Total pint volume increased 4.0% compared to 1999. Based on information provided by Information Resources, Inc., a software and marketing information services company ("IRI"), the Company believes that the U.S. super premium and premium plus ice cream, frozen yogurt and sorbet industry category sales increased 10% in 1999 compared to 1998. Given these overall domestic super premium industry trends, the successful introduction of innovative flavors on a periodic basis has become increasingly important to sales growth by the Company. Accordingly, the future degree of market acceptance of any of the Company's new products, which will be accompanied by significant promotional expenditures, is likely to have an important impact on the Company's 2000 and future financial results. However, the Company expects that, due to increased domestic competition, it will need to increase its selling and marketing expenses and that its rate of growth in net sales may be slower in the current year, which may be expected to adversely affect earnings (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations").

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

Volatile Cost of Raw  Materials.  Management  believes that the general trend of volatility in dairy ingredient commodity costs may continue. While dairy commodity costs for the first quarter of 2000 were lower than in 1999 it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains.

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

International. Total international net sales represented approximately 12.8% of total consolidated net sales in the first quarter of 2000. The Company's principal competitors have substantial market shares in various countries outside the United States, principally Europe and Japan. The Company sells product in the United Kingdom and France, and through license arrangements in the Netherlands and Belgium. Sales were also made in Japan and Singapore and the Company started selling in Peru and Lebanon in 1999 under license arrangements. In 1987, the Company granted an exclusive license to manufacture and sell Ben & Jerry's products in Israel. In 1999, the Company made an investment of $1 million in its Israeli licensee, which gave the Company a 60% ownership interest. This subsidiary has received an additional $500,000 in the form of loans from the Company in order to meet its current obligations and has generated net losses in 1999 and 2000 year to date. In May 1998, the Company signed a Licensing Agreement with Delicious Alternative Desserts, LTD to manufacture, sell and distribute Ben & Jerry's products through the wholesale distribution channels in Canada. The Company is investigating the possibility of further international expansion. However, there can be no assurance that the Company will be successful in all of its present international markets or in entering (directly, or indirectly through licensing) on a long-term profitable basis, such additional international markets as it selects.

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

While the Board of Directors believes that the Class B Common Stock and the Class A Preferred Stock were important elements in keeping Ben & Jerry's an independent, Vermont-based business focused on its three-part corporate mission, the Class B Common Stock and the Class A Preferred Stock (which may be converted into Class A Common Stock or redeemed in the case of the Class A Preferred Stock, as the case may be, by the specified votes of the Board of Directors) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes the existence of these securities has made it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal

Stockholders, or The Foundation, or for incumbent management and the Board of Directors to be removed unless the Class B Common Stock were to be converted into Class A Common Stock by the Board.

In addition, the 1997 amendments to the Company's Articles of Association to classify the Board of Directors and to add certain other related provisions and the April 1998 Vermont Legislative Amendment of the Vermont Business Corporation Act and the Shareholder Rights Plans put in place in August, 1998 (see "Anti-Takeover Effects of Class B Common Stock, Class A Common Stock, Class A Preferred Stock, Classified Board of Directors, Vermont Legislation and Shareholder Rights Plans" in Item 1) may be deemed to be "anti-takeover" provisions in that the Board of Directors believes that these amendments and legislation will make it difficult for a third party to acquire control of the Company on terms opposed by the holders of the Class B Common Stock, including primarily the Principal Stockholders and the Foundation, or for incumbent management and the Board of Directors to be removed unless the Class B Common Stock were to be converted into Class A Common Stock by the Board.

Indications of Interest to Acquire the Company; Alternative Transactions; Merger Agreement with Unilever. The Company announced on December 2, 1999 that it had received indications of interest to acquire the Company and Alternative Transactions to acquire the Company at prices significantly above the closing price on NASDAQ on the day before the December 2, 1999 press release ($21.00). These Indications of Interest were subject to conditions and, together with Alternative Transactions under which the Company would remain an independent company, were considered by the Board of Directors up through April 11, 2000, when the Board approved the Agreement and Plan of Merger between the Company, and Conopco, Inc. and Vermont All Natural Expansion Company dated as of April 11, 2000 (The "Merger Agreement"), under which each share of Common Stock of Ben & Jerry's would be converted into cash at $43.60 per share. On April 18, 2000, Vermont All Natural Expansion Company, a wholly-owned subsidiary of Conopco, Inc., a subsidiary of Unilever N.V. commenced a Tender Offer for all shares of Common Stock of Ben & Jerry's for cash at $43.60 per share. This Tender Offer is in process at the date of this Report on Form 10-Q.

In the event that Ben & Jerry's is acquired by Unilever pursuant to the Tender Offer and Merger Agreement, the above description of Risk Factors, which are applicable to the Company as an independent stand alone business, will no longer be applicable. For information on the Merger Agreement see the Company's
Schedule 14d-9 filed with the SEC on April 18, 2000 and the Merger Agreement, a copy of which is filed as an exhibit to the Company's Schedule 14d-9.



Market Risk

The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company's exposure to market risk for a change in interest rates relates primarily to the Company's investment portfolio. The Company has classified all of its short-term and long-term investments as "available for sale" except for certificates of deposits which are held to maturity. The majority of these investments are municipal bonds and fixed income preferred stock. At March 25, 2000, unrealized losses amounted to $484,000. The Company does not intend to hold such investments to maturity if there is an underlying change in interest rates or the Company's cash flow requirements. Certificates of deposits do not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. The Company's exposure to market risk for fluctuations in foreign currency relate primarily to the amounts due from subsidiaries. Exchange gains and losses related to amounts due from subsidiaries have not been material for the periods presented.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit (11)  Statement Re:  Computation of Per Share Earnings

         Exhibit (27)  Financial Data Schedule

(b) No reports on Form 8-K was filed during the quarter ended March 25, 2000, for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be duly signed on its behalf by the undersigned thereunto duly authorized, being also its principal financial and accounting officer.



                          BEN & JERRY'S HOMEMADE, INC.





                              BY:      /s/ Frances Rathke
                                    -------------------------------------------
                                    Frances Rathke, Chief FinancialOfficer
                                    (Principal Accounting and Financial Officer)





DATE:  May 09, 2000